Form 10-Q
period 1994-04-02
BURR BROWN CORP
filed 1994-05-19
CIK 715577

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 10549


                            FORM 10-Q


(Mark One)
    X          Quarterly Report Pursuant to Section 13 or 15(d) of
- ---------      the Securities Exchange Act of 1934

               For the quarterly period ended April 2, 1994

                               or

- ---------      Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

    Delaware                                       86-0445468
________________________                    _______________________
(State of Incorporation)                    (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                      Tucson, Arizona 85706
            ________________________________________
            (Address of principle executive offices)

                       (602) 746-1111
                 _______________________________
                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X       No
                         -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common Stock, $0.01 par value      9,533,999 Shares


             BURR-BROWN CORPORATION AND SUBSIDIARIES


                              INDEX
                             _______
                                                           Page #
                                                           ______
PART I.   FINANCIAL INFORMATION

     Item 1   Financial Statement

          Consolidated Statements of Financial Position,
          April 2, 1994, and December 31, 1993                3

          Consolidated Statements of Operations,
          Quarters Ended April 2, 1994, and April 3, 1993     4

          Consolidated Statements of Cash Flows,
          Quarters Ended April 2, 1994 and April 3, 1993      5

          Notes to Consolidated Financial Statements          6

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                      7

PART II.   OTHER INFORMATION

     Item 1  Legal Proceedings                                8

     Item 4  Submission of Matters to a Vote of
             Security Holders                                 9

     Item 6  Exhibits and Reports on Form 8-K

          (a)  Exhibit 11: Computation of Consolidated
               Earnings Per Share                            10

          (b)  Reports on Form 8-K                           11

SIGNATURES

     Signature Page                                          11

PART 1.   FINANCIAL INFORMATION

             BURR-BROWN CORORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Unaudited)
                         (In thousands)

                                             APR 2,      DEC 31,
                                              1994        1993
                                           ---------   --------
ASSETS
Current Assets
    Cash and Cash Equivalents              $ 15,038    $ 13,066
    Trade Receivables                        38,234      34,822
    Inventories                              44,628      44,036
    Deferred Income Taxes                     1,075       1,011
    Other Current Assets                      1,971       2,091
                                           ---------   ---------
    Total Current Assets                    100,946      95,026

Land, Buildings and Equipment
    Land                                      3,379       3,378
    Buildings and Improvements               21,308      20,818
    Equipment                                79,662      76,853
                                           ---------   ---------
                                            104,349     101,049
    Less Accumulated Depreciation           (61,890)    (58,622)
                                           ---------   ---------
                                             42,459      42,427
    Other Assets                              4,875       4,609
                                           ---------   ---------
                                           $148,280    $142,062
                                           =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes Payable                          $ 18,631    $ 15,000
    Accounts Payable                         10,600       9,064
    Accrued Expenses                          9,998       9,610
    Accrued Employee Comp. and Payroll Taxes  3,708       4,284
    Income Taxes Payable                      2,907       3,593
    Current Portion of Long-Term Debt         3,042       2,923
                                           ---------   ---------
    Total Current Liabilities                48,886      44,474

Long-Term Debt                                8,255       8,802
Deferred Gain                                 5,238       5,612
Deferred Income Taxes                         1,188       1,194
Other Long-Term Liabilities                   2,738       2,429
Commitments and Contingencies

Stockholders' Equity
    Preferred Stock
    Common Stock                                 97          97
    Additional Paid-In Capital               26,013      26,013
    Retained Earnings                        52,422      49,605
    Equity Adjustment From
      Foreign Currency Transactions           2,773       2,083
    Current Earnings                          1,737       2,817
    Treasury Stock                           (1,067)     (1,064)
                                           ---------   ---------
                                             81,975      79,551
                                           ---------   ---------
                                           $148,280    $142,062
                                           =========   =========

See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
             (In thousands except per share amounts)

                                               QUARTERS ENDED
                                             APR 2,      APR 3,
                                              1994        1993
                                           ---------   ---------


Net Sales                                  $ 47,355    $ 42,280
Cost of Sales                                24,481      21,956
                                           ---------   ---------
Gross Margin                                 22,874      20,324

Expenses:
    Sales and Marketing                       9,331       9,008
    Product Development                       4,929       4,708
    General and Administrative                5,250       4,437
                                           ---------   ---------
                                             19,510      18,153

Income From Operations                        3,364       2,171

Interest Expense                               (514)       (614)
Other Expense                                  (295)       (517)
                                           ---------   ---------
Income Before Income Taxes                    2,555       1,040
Provision for Income Taxes                      818         468
                                           ---------   ---------
Net Income                                 $  1,737    $    572
                                           =========   =========

Earnings Per Common Share                  $   0.18    $   0.06
                                           =========   =========

Shares Used In Per Common Share Calculation   9,535       9,642
                                             =======     =======


See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                 QUARTERS ENDED
                                              APR 2,      APR 3,
                                               1994        1993
                                           ---------   ---------

OPERATING ACTIVITIES:
Net Income                                 $  1,737    $    572
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation and Amortization             2,476       2,472
    Amortization of Deferred Gain              (374)       (374)
    Provision for Losses on Inventories       1,073       1,481
    Credit for Deferred Income Taxes            (26)          -
    Loss on Disposition of Equipment              6           3
    Loss (Gain) on Foreign Currency Trans        36        (157)
    (Gain) Loss From Unconsol Affiliates        (16)        172
Changes in Operating Assets and Liabilities:
    Increase in Trade Receivables            (2,116)     (2,280)
    (Increase) Decrease in Inventories       (1,084)        218
    Decrease in Other Assets                    210         592
    Increase in A/P & Other Liabilities         518       1,349
                                           ---------   ---------
Net Cash Provided By Operating Activities     2,440       4,048

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment   (2,451)     (1,590)
Proceeds from Sale of Equipment                 351          12
                                           ---------   ---------
Net Cash Used In Investing Activities        (2,100)     (1,578)

FINANCING ACTIVITIES:
Proceeds from S-T and L-T Borrowings          2,403         615
Payments of S-T and L-T Borrowings             (646)     (1,064)
Payments for Capital Stock Activity, Net         (3)        (64)
                                           ---------   ---------
Net Cash Provided By (Used In)
   Financing Activities                       1,754        (513)
Effect of Exchange Rate Changes                (122)       (223)
                                           ---------   ---------
Increase in Cash and Cash Equivalents         1,972       1,734
Cash and Cash Equiv. at Beginning of Year    13,066       9,490
                                           ---------   ---------
Cash and Cash Equiv. at End of Quarter     $ 15,038    $ 11,224
                                           =========   =========


See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         (In thousands)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account-ing principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 1994, are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission.

2.   INVENTORIES

Inventories consist of the following:

                                              APR 2,     DEC 31,
                                               1994       1993
                                           ---------   ---------

Raw Material                               $ 16,260    $ 14,578
Work-In-Process                              17,788      18,047
Finished Goods                               22,809      23,285
                                           ---------   ---------
                                             56,857      55,910
Valuation Reserve                           (12,229)    (11,874)
                                           ---------   ---------
                                           $ 44,628    $ 44,036
                                           =========   =========

3.   COMMITMENTS AND CONTINGENCIES

The Company is involved in three ground water contamination claims that are still in the early stages of the legal process. Based on investigations to date, management does not believe the Company contributed to the alleged contamination and, therefore, is of the opinion that the disposition of these claims will not result in any material liability to the Company.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (In thousands)

RESULTS OF OPERATIONS

Order bookings for the quarter were $48,092, up 18 percent from the preceding quarter, primarily in North America and Asia, and up 9 percent from the corresponding quarter of 1993, primarily in Europe and Asia.

Sales in the first quarter of 1994 were $47,355, up 16 percent from sales of $40,876 for the previous quarter and up 12 percent from sales of $42,280 for the first quarter of 1993. The net currency impact on sales was a favorable $240 when compared with the pre-vious quarter and a favorable $1,091 when compared with the first quarter of 1993. This currency impact is primarily attributed to the strengthening of the Japanese yen.

The increase in sales dollars was chiefly in our core components business, although the power convertibles line is also showing marked improvement. With continued economic stability in the Company's major markets, further growth in both sales and orders can be anticipated for 1994.

First quarter gross margin of $22,874 increased 11 percent over the previous quarter and 13 percent over the first quarter of 1993 primarily due to higher sales volume. For the three months ended April 2, 1994, gross margin remained level, as a percent of sales, at 48 percent when compared to the first quarter of 1993. However, gross margin was down from 51 percent of sales in the previous quarter primarily as the product mix changed.

Operating expenses for the quarter increased 4 percent, or $656, over the previous quarter and 8 percent, or $1,357, over the first quarter of 1993. However, as a percentage of sales, these expenses decreased 5 points from the previous quarter and 2 points from the first quarter of 1993.

As a result of the higher sales volume, income from operations of $3,364 for the quarter reflected a 55 percent increase over the year ago quarter.

The effective tax rate for the first three months of 1994 was 32 percent as compared with 45 percent in the corresponding period of 1993. The lower rate in the current year is attributed to a shift in the mix of earnings among the different tax jurisdictions in which the Company operates.

Net income of $1,737 increased 106 percent over $845 in the previous quarter and 204 percent over $572 in the first quarter of 1993.

FINANCIAL CONDITION

During the first three months of 1994, the Company generated a cash flow of $2,440 from operations. Cash and cash equivalents increased $1,972 over December 31, 1993. However, the flow of cash from operations decreased $1,608 from the first quarter of 1993, and this change was mainly due to increasing inventories and invest-ments in research. Compared to December 31, 1993, accounts receivable increased $3,412 of which $1,616 was due to currency translation, and the rest can primarily be attributed to North America sales.

Expenditures for plant and equipment during the first three months of 1994 totaled $2,451 while planned capital investments for the whole year are anticipated to be from $10,000 to $14,000. These capital investments will be financed by cash from operations and, if needed, by borrowing under existing credit lines.

The Company's current ratio decreased to 2.06 at April 2, 1994, from 2.14 at December 31, 1993. In addition to its term debt, the Company had approximately $60,251 in credit facilities available with domestic and overseas banks at the end of the first quarter, of which approximately $18,631 or 31 percent was utilized. Manage-ment believes the Company has sufficient capital resources available for the next 12 months.

The Company is a named party in three toxic tort cases. After undertaking extensive hydrological investigations and consultation with independent environmental consultants, management does not believe the Company contributed to the alleged contamination and, therefore, is of the opinion that the disposition of these claims will not result in any material liability to the Company. However, environmental litigation is inherently uncertain, and there can be no assurance as to the ultimate outcome of these claims.

             PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following three proceedings are not ordinary pending litiga-tions:

     a. Bahrs et.al. versus Hughes Aircraft Company, Burr-Brown Company, et.al., Superior Court, State of Arizona, Pima County. Filed on January 13, 1992. This case is a tort complaint charging that the Company released contaminants including Trichloroethylene (TCE) which went into the ground waters. The plaintiffs are charging that they and their respective properties are damaged and they are asking for monetary damages. The Company spent the first year discussing a stipulated dismissal. The Company has now requested the Superior Court to begin consideration for dismissal. The Company's insurer, under a reser-vation of rights, has agreed to the payment of reasonable and necessary fees for the defense of this matter.

     b. Yslava et.al. versus Hughes Aircraft Company, U.S. Dis-trict Court, District of Arizona. Filed on September 20, 1991. This is a sister case where other plaintiffs allege that Hughes' discharge of toxic waste into the ground water that the plaintiffs drank has personally damaged them in an unspecified amount. On September 30, 1993, Burr-Brown and other companies were identified as third party co-defendants in a Motion to file a Third-Party Complaint. The Company's insurer, under a reservation of rights, has agreed to the payment of reasonable and necessary fees for the defense of this matter.

     c. Lanier versus Hughes Aircraft Company, U.S. District Court, District of Arizona. Filed on August 7, 1992. This is a sister case to the Yslava case where other plaintiffs allege that Hughes' discharge of toxic waste into the ground water the plaintiffs drank has personally damaged them in an unspecified amount. On March 7, 1994, Burr-Brown and other companies were identified as third party co-defendants in a Motion to File a Third-Party Complaint.

          Risk exposure to the defendants is not ascertainable at this time. The Company has factual records that indicate it is an improper party to these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.   The Annual Meeting of Shareholders was held April 22, 1994.

b.   All of the Directors were re-elected to serve until the next
     Annual Meeting and until their successors are duly elected and qualified. The Directors are as follows:

                      Thomas R. Brown, Jr.
                       Francis J. Aguilar
                      John S. Anderegg, Jr.
                         Bob J. Jenkins
                         Syrus P. Madavi
                         James A. Riggs
                         Thomas J. Troup

     Voting on this resolution were 7,093,109 shares for, 3,177 shares against, 3,949 shares abstained, and 2,433,361 shares not voted.

c. The shareholders approved an amendment to the Company's 1993 Stock Incentive Plan that will (1) impose a limitation on the maximum number of shares for which any one participant may be granted stock options and direct share issuances over the remaining term of the 1993 Stock Incentive Plan and (2) estab-lish an automatic option grant program for the non-employee members of the Board of Directors.

     Voting on this resolution were 5,788,689 shares for, 474,073 shares against, 837,473 shares abstained, and 2,433,361 shares not voted.

d. The shareholders approved the selection of Ernst & Young as Independent auditors for the Corporation for the ensuing fiscal year.

     Voting on this resolution were 7,083,032 shares for, 9,495 shares against, 7,708 shares abstained, and 2,433,361 shares not voted.

e. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.

     Voting on this resolution were 7,100,235 for and 2,433,361 not voted.

ITEM 6.  EXHIBITS
                                                       Exhibit 11

             BURR-BROWN CORPORATION AND SUBSIDIARIES
         COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
                           (Unaudited)

Earnings per share are computed using the weighted average number of shares outstanding plus incremental shares issuable upon exercise of outstanding options under the treasury stock method.

                                              QUARTERS ENDED
                                           APR 2,         APR 3,
                                            1994           1993
                                       ----------     ----------
INCOME

Net Income                             $1,737,000     $  572,000

PRIMARY EARNINGS PER SHARE:

Weighted Average No. of Shares          9,535,000      9,555,000
Outstanding

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the Average                  -         87,000
Market Price of Common Stock           ----------     ----------

Common Stock and Common Stock           9,535,000      9,642,000
Equivalents                            ==========     ==========

Primary Earnings Per Share                $  0.18        $  0.06
                                          =======        =======

FULLY DILUTED EARNINGS PER SHARE:

Weighted Average No. of Shares          9,535,000      9,555,000
Outstanding

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the End of
Period Market Price of Common
Stock, If Higher Than Average                   -        100,000
                                       ----------     ----------

Common Stock and Common Stock           9,535,000      9,655,000
Equivalents.                           ==========     ==========

Fully Diluted Earnings Per Share          $  0.18        $  0.06
                                          =======        =======

REPORTS ON FORM 8K:

On May 5, 1994, Burr-Brown Corporation filed a report on Form 8-K announcing the election of Syrus P. Madavi as President, Chief
Executive Officer and member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BURR-BROWN CORPORATION
                                   ----------------------
                                   (Registrant)



May 13, 1994                       SYRUS P. MADAVI
- ------------                       ----------------------
   (Date)                          Syrus P. Madavi
                                   President and Chief
                                   Executive Officer