Form 10-Q
period 1994-07-02
BURR BROWN CORP
filed 1994-08-15
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended July 2, 1994

                  Commission File Number 0-11438

                      BURR-BROWN CORPORATION
      (Exact name of registrant as specified in its charter)

        Delaware                                   86-0445468
(State of Incorporation)                    (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                      Tucson, Arizona 85706
             (Address of principle executive offices)
                          (603) 746-1111
                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

        Common Stock, $0.01 par value 9,541,937 Shares

                 BURR-BROWN CORPORATION AND SUBSIDIARIES

                                INDEX                            Page #

PART I.  FINANCIAL CONDITION

   Item 1  Financial Statements

      Consolidated Statements of Financial Position,
      July 2, 1994 and December 31, 1993                             3

      Consolidated Statements of Operations, three months and
      six months ended July 2, 1994, and July 3, 1993                4

      Consoldiated Statements of Cash Flows, six months ended
      July 2, 1994 and July 3, 1993                                  5

      Notes to Consolidated Financial Statements                     6

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

PART II. OTHER INFORMATION

   Item 6  Exhibits and Reports on Form 8-K

      (a)  Exhibit 11: Computation of Consolidated Earnings
           Per Share                                                10

      (b) Reports on Form 8-K: Incorporated by reference to Item 6 of the Registrant's 10-Q filing for the period ended April 2, 1994.

SIGNATURES

   Signature Page                                                   11

PART I.  FINANCIAL INFORMATION

                 BURR-BROWN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Unaudited)
                         (Thousands of dollars)
                                                        JUL 2,      DEC 31,
                                                         1994        1993
                                                      _________   _________
ASSETS
Current Assets
  Cash and Cash Equivalents                           $ 15,837    $ 13,066
  Trade Receivables                                     38,124      34,822
  Inventories                                           44,721      44,036
  Deferred Income Taxes                                  1,143       1,011
  Other Current Assets                                   2,667       2,091
                                                      _________   _________
  Total Current Assets                                 102,492      95,026

Land, Buildings and Equipment
  Land                                                   3,390       3,378
  Buildings and Improvements                            21,636      20,818
  Equipment                                             83,219      76,853
                                                      _________   _________
                                                       108,245     101,049
  Less Accumulated Depreciation                        (65,221)    (58,622)
                                                      _________   _________
                                                        43,024      42,427
  Other Assets                                           4,936       4,609
                                                      _________   _________
                                                      $150,452    $142,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                                       $ 18,952    $ 15,000
  Accounts Payable                                      10,229       9,064
  Accrued Expenses                                       8,940       9,610
  Accrued Employee Compensation and Payroll Taxes        4,646       4,284
  Income Taxes Payable                                   3,044       3,593
  Current Portion of Long-Term Debt                      4,995       2,923
                                                      _________   _________
  Total Current Liabilities                             50,806      44,474

Long-Term Debt                                           6,092       8,802
Deferred Gain                                            4,864       5,612
Deferred Income Taxes                                    1,198       1,194
Other Long-Term Liabilities                              2,851       2,429

Commitments and Contingencies

Stockholders' Equity
  Preferred Stock
  Common Stock                                              97          97
  Additional Paid-In Capital                            26,082      26,013
  Retained Earnings                                     52,422      49,605
  Equity Adjustment From Foreign
    Currency Translation                                 3,416       2,083
  Current Earnings                                       3,701       2,817
  Treasury Stock                                        (1,077)     (1,064)
                                                      _________   _________
                                                        84,641      79,551
                                                      _________   _________
                                                      $150,452    $142,062

See Notes to Consolidated Financial Statements.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                (In thousands except per share amounts)
                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUL 2,    JUL 3,     JUL 2,   JUL 3,
                                      1994      1993       1994     1993
                                   ________  ________   ________  ________
Net Sales                          $ 47,607  $ 42,486   $ 94,962  $ 84,766
Cost of Sales                        24,797    22,178     49,278    44,134
                                   ________  ________   ________  ________
Gross Margin                         22,810    20,308     45,684    40,632

Expenses:
  Sales and Marketing                 9,628     9,251     18,959    18,259
  Product Development                 5,583     4,573     10,512     9,281
  General and Administrative          3,830     4,318      9,080     8,755
                                   ________  ________   ________  ________
                                     19,041    18,142     38,551    36,295

Income From Operations                3,769     2,166      7,133     4,337

Interest Expense                       (529)     (624)    (1,043)   (1,238)
Other Income (Expense)                 (351)      (94)      (646)     (611)
                                   ________  ________   ________  ________
Income Before Income Taxes            2,889     1,448      5,444     2,488
Provision for Income Taxes              925       652      1,743     1,120
                                   ________  ________   ________  ________
Net Income                         $  1,964  $    796   $  3,701  $  1,368


Earnings per Common Share          $   0.20  $   0.08   $   0.39  $   0.14

Shares Used In Per Common
  Share Calculation                9,624,000 9,601,000  9,570,000 9,621,000

See Notes to Consolidated Financial Statements

              BURR-BROWN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                           (In thousands)
                                                        SIX MONTHS ENDED
                                                       JUL 2,       JUL 3,
                                                        1994         1993
                                                      ________    ________
OPERATING ACTIVITIES:
Net Income                                            $ 3,701     $ 1,368
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                         5,040       5,000
  Amortization of Deferred Gain                          (748)       (748)
  Provision for Losses on Inventories                   2,712       3,234
  Credit for Deferred Income Taxes                        (72)          -
  Loss on Disposition of Equipment                         65          65
  Gain on Foreign Currency Transactions                   (12)       (134)
  (Gain) Loss From Unconsolidated Affiliates              (68)        364
Changes in Operating Assets and Liabilities:
  Increase in Trade Receivables                        (1,125)     (2,685)
  Increase in Inventories                              (2,290)     (1,234)
  (Increase) Decrease in Other Assets                    (270)        317
  Increase (Decrease) in Accounts Payable
    and Other Liabilities                                (133)      2,657
                                                      ________    ________
Net Cash Provided by Operating Activities               6,800       8,204

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment             (5,391)     (2,727)
Proceeds from Sale of Equipment                           359          11
                                                      ________    ________
Net Cash Used In Investing Activities                  (5,032)     (2,716)

FINANCING ACTIVITIES:
Proceeds From Short-Term and Long-Term Borrowings      10,585           -
Payments of Short-Term and Long-Term Borrowings        (9,412)     (2,073)
Proceeds (Payments) for Capital Stock Activity             56        (186)
                                                      ________    ________
Net Cash Provided By (Used In) Financing Activities     1,229      (2,259)
Effect of Exchange Rate Changes                          (226)       (408)
                                                      ________    ________
Increase in Cash and Cash Equivalents                   2,771       2,821
Cash and Cash Equivalents at Beginning of Year         13,066       9,490
                                                      ________    ________
Cash and Cash Equivalents at End of Six Months        $15,837     $12,311

See Notes to Consolidated Financial Statements.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            (In thousands)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 2, 1994, are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission.

2.  INVENTORIES

Inventories consist of the following:
                                                        JUL 2,       DEC 31,
                                                         1994         1993
                                                       ________     ________
     Raw Material                                      $ 16,466     $ 14,578
     Work-In-Process                                     15,404       18,047
     Finished Goods                                      25,551       23,285
                                                       ________     ________
     Valuation Reserve                                   57,421       55,910
                                                        (12,700)     (11,874)
                                                       ________     ________
                                                       $ 44,721     $ 44,036

3.  LONG-TERM DEBT

The long-term debt of the Company is as follows:
                                                        JUL 2,       DEC 31,
                                                         1994         1993
                                                       ________     ________
Revolving line of credit                               $  8,476     $      0
Secured senior note due April 1996, with varying
  principal and interest due quarterly                        0        8,545
5.00%-6.05% notes denominated in yen--various
  terms and maturities                                    1,318        1,729
Capitalized lease arrangements--various terms
  and interest rates                                        875          974
Other                                                       418          477
                                                       ________     ________
                                                         11,087       11,725
Less current portion                                      4,995        2,923
                                                       ________     ________
                                                       $  6,092     $  8,802

The secured senior note due April 1996 was paid down June 1994. Associated with this early paydown was a fee of $450 that was expensed in the second quarter of 1994.

The Company has borrowed under a revolving line of credit as of July 2, 1994 which was converted to the $8,500 term loan as of July 29, 1994.

The Company has a syndicated credit facility consisting of a $15,000 revolving line of credit and a $8,500 term loan. The Company may designate a term of interest at LIBOR +2% of one, two, three or six months. In addition, the Company may borrow with interest accruing at the bank's prime rate or a "bid rate" under the revolving line of credit which expires July 1995. The term loan which expires June 1996 requires quarterly principal and interest payments. This syndicated facility is collateralized by certain accounts receivable and inventories. A quarterly commitment fee of 1/2 percent per annum is assessed on the unused portion of the revolving line of credit.

There are certain liquidity, debt, net worth, and debt coverage loan covenants as well as certain capital spending restrictions under this facility. The Company is in compliance with these covenants as of July 2, 1994. There are no compensating balance requirements.

Under the various long-term debt agreements, the Company is obligated to pay the following amounts for each of the next five years:

          1994 . . . . . . . . . . . . . . . . . . . . . . . 2,483
          1995 . . . . . . . . . . . . . . . . . . . . . . . 5,554
          1996 . . . . . . . . . . . . . . . . . . . . . . . 2,959
          1997 . . . . . . . . . . . . . . . . . . . . . . .    84
          1998 . . . . . . . . . . . . . . . . . . . . . . .     7

4.  COMMITMENTS AND CONTINGENCIES

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

               BURR-BROWN CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (In thousands)

RESULTS OF OPERATIONS

Order bookings for the quarter were $49,210, up 2 percent from the preceding first quarter and up 13 percent from the corresponding quarter of 1993. Geo-graphically, the increase from the first quarter was slightly up in all regions. Order bookings for the six months ended July 2, 1994 were $97,302 compared to $87,422 for the corresponding period of the previous year.

Sales in the second quarter of 1994 were $47,607, and remained relatively flat compared to first quarter sales of $47,355. Compared to the second quarter of 1993 sales were up 12 percent from sales of $42,486. Sales of $94,962 for the six months ended July 2, 1994 increased 12 percent when compared to $84,766 for the corresponding period of the previous year.

Second quarter gross margin of $22,810 remained relatively steady from the first quarter of 1994 and increased 12 percent when compared to the second quarter of 1993. Gross margin at 48 percent of sales was the same as the first six months of 1993 and the first quarter 1994. The Company has started the task of decreasing inventory levels and as a result, gross margin may decrease for the third quarter of 1994.

Operating expenses for the quarter have increased 5 percent, or $899, from the second quarter of 1993. Expenses as a percentage of sales were 40 percent for the second quarter of 1994 compared to 43 percent in the second quarter of 1993. For the six month period, they have increased 6 percent, or $2,256, from the six months ended July 3, 1993. Expenses for the six month period increased in all areas from 1993 levels with the largest increase in Product Development. Management expects to continue the emphasis placed on Product Development.

Operating profit of $3,769 represents a 74 percent increase over the second quarter of 1993 while operating profit of $7,133 for the six months ended July 2, 1994, represents a 64 percent increase when compared with $4,337 for the corresponding period of the preceding year.

The effective tax rate for the first six months of 1994 was 32 percent as com-pared to 45 percent in the corresponding period of 1993. The decrease was attributable to a shift in the mix of earnings among the different tax juris-dictions in which the Company operates.

Net income of $1,964 increased 13 percent over the first quarter of 1994 and 147 percent over the second quarter of 1993. For the six month period ended July 2, 1994, net income was $3,701 compared to $1,368 for the corresponding period of the previous year, an increase of 171 percent. This improvement in earnings is attributed principally to increased revenues and to a lesser extent currency translation resulting from a strong Japanese Yen.

FINANCIAL CONDITION

During the first half of 1994, the Company generated a net cash flow of $6,800 from operations. Cash and cash equivalents increased $2,771 over December 31, 1993. However, the flow of cash from operations decreased $1,404 from the second quarter of 1993.

Expenditures for plant and equipment during the first half of 1994 totaled $5,391 while planned capital investments for the entire year are anticipated to be from $10,000 to $14,000. These capital investments will be financed by cash from operations and, if needed, by borrowing under existing credit lines.

The Company's current ratio decreased to 2.02 at July 2, 1994, from 2.14 at December 31, 1993. In addition to its term debt, the Company had approximately $61,770 in credit facilities available with domestic and overseas banks at the end of the second quarter, of which approximately $27,428 or 44 percent was utilized. Management believes the Company has sufficient capital resources available for the next 12 months.

The Company is named party in three toxic tort cases. After undertaking extensive hydrological investigations and consultation with independent environmental consultants, management does not believe the Company contributed to the alleged contamination and, therefore, is of the opinion that the dis-position of these claims will not result in any material liability to the Company. However, environmental litigation is inherently uncertain, and there can be no assurance as to the ultimate outcome of these claims.

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

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUL 2,      JUL 3,      JUL 2,      JUL 3,
                                   1994        1993        1994        1993
                                __________  __________  __________  __________
INCOME
Net Income                      $1,964,000  $  796,000  $3,701,000  $1,368,000

PRIMARY EARNINGS PER SHARE
Weighted Average Number of
 Shares Outstanding              9,541,000   9,546,000   9,538,000   9,551,000

Net Effect of Dilutive
 Stock Options Based on the
 Treasury Stock Method
 Using the Average Market
 Price of Common Stock              83,000      55,000      32,000      70,000
                                __________  __________  __________  __________
Common Stock and Common
 Stock Equivalents               9,624,000   9,601,000   9,570,000   9,621,000

Primary Earnings per Share           $0.20       $0.08       $0.39       $0.14

FULLY DILUTED EARNINGS
 PER SHARE

Weighted Average Number of
 Shares Outstanding              9,541,000   9,546,000   9,538,000   9,551,000

Net Effect of Dilutive Stock
 Options Based on the Treas
 -ury Stock Method Using
 the End of Period Market
 Price of Common Stock, If
 Higher Than Average                83,000      48,000      37,000      61,000
                                __________  __________  __________  __________
Common Stock and Common
 Stock Equivalents               9,624,000   9,594,000   9,575,000   9,612,000

Fully Diluted Earnings
 per Share                           $0.20       $0.08       $0.39       $0.14

                                                                         -10-

                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BURR-BROWN CORPORATION
                                                 ______________________
                                                 Registrant

August 10, 1994                                  SYRUS P. MADAVI
_______________                                  ______________________
Date                                             Syrus P. Madavi
                                                 President and Chief
                                                 Financial Officer
                                                                          -11-