Form 10-Q
period 1994-10-01
BURR BROWN CORP
filed 1994-11-15
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 _______   Exchange Act of 1934

                For the quarterly period ended October 1, 1994
                                       or
 _______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                            6730 S. Tucson Boulevard
                              Tucson, Arizona 85706
                    ________________________________________
                    (Address of principle executive offices)

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

                               Yes   X       No
                                   _____        _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock not including shares held in treasury, as of the close of the period covered by this report.

             Common Stock, $0.01 par value 9,542,536 Shares

                   BURR-BROWN CORPORATION AND SUBSIDIARIES

                                   INDEX
                                                                       Page #
PART 1.  FINANCIAL INFORMATION

   Item 1   Financial Statements

      Consolidated Statements of Financial Position,
      October 1, 1994 and December 31, 1993                               3

      Consolidated Statements of Operations, three months and
      nine months ended October 1, 1994 and October 2, 1993               4

      Consolidated Statements of Cash Flows, nine
      months ended October 1, 1994 and October 2, 1993                    5

      Notes to Consolidated Financial Statements                          6

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.  OTHER INFORMATION

   Item 6   Exhibits and Reports on Form 8-K

      (a)   Exhibit 11: Computation of Consolidated Earnings Per Share    9

      (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended October 1, 1994

SIGNATURES

   Signature Page                                                        10

PART 1.  FINANCIAL INFORMATION

                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (Unaudited)
                            (Thousands of dollars)
                                                        OCT 1,       DEC 31,
                                                         1994         1993
                                                       ________     ________
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 16,854     $ 13,066
  Trade Receivables                                      40,513       34,822
  Inventories                                            41,729       44,036
  Deferred Income Taxes                                   1,091        1,011
  Other Current Assets                                    3,122        2,091
                                                       ________     ________
  Total Current Assets                                 $103,309     $ 95,026

Land, Buildings and Equipment
  Land                                                    3,398        3,378
  Buildings and Improvements                             21,803       20,818
  Equipment                                              85,173       76,853
                                                       ________     ________
                                                        110,374      101,049
  Less Accumulated Depreciation                         (67,414)     (58,622)
                                                       ________     ________
                                                         42,960       42,427
  Other Assets                                            4,942        4,609
                                                       ________     ________
                                                       $151,211     $142,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                                        $ 17,068     $ 15,000
  Accounts Payable                                       11,723        9,064
  Accrued Expenses                                        9,978        9,610
  Accrued Employee Compensation and Payroll Taxes         4,223        4,284
  Income Taxes Payable                                    1,790        3,593
  Current Portion of Long-Term Debt                       5,066        2,923
                                                       ________     ________
  Total Current Liabilities                              49,848       44,474

Long-Term Debt                                            5,909        8,802
Deferred Gain                                             4,490        5,612
Deferred Income Taxes                                     1,208        1,194
Other Long-Term Liabilities                               3,199        2,429

Commitments and Contingencies                                 -            -

Stockholders' Equity
  Preferred Stock                                             -            -
  Common Stock                                               97           97
  Additional Paid-In Capital                             26,124       26,013
  Retained Earnings                                      52,377       49,605
  Equity Adjustment From Foreign Currency Translation     3,673        2,083
  Current Earnings                                        5,405        2,817
  Treasury Stock                                         (1,119)      (1,064)
                                                       ________     ________
                                                         86,557       79,551
                                                       ________     ________
                                                       $151,211     $142,062

See Notes to Consolidated Financial Statements.



                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Thousands of dollars except per share amounts)
                                    Three Months Ended     Nine Months Ended
                                    Oct 1,     Oct 2,      Oct 1,     Oct 2,
                                     1994       1993        1994       1993
                                   ________   ________    ________   ________
Net Sales                          $ 49,217   $ 42,935    $144,179   $127,701
Cost of Sales                        28,040     22,645      77,318     66,779
                                   ________   ________    ________   ________
Gross Profit                         21,177     20,290      66,861     60,922

Expenses:
  Sales and Marketing                 9,807      9,165      28,766     27,424
  Product Development                 5,386      5,108      15,898     14,389
  General and Administrative          3,657      4,395      12,737     13,150
                                   ________   ________    ________   ________
                                     18,850     18,668      57,401     54,963

Income From Operations                2,327      1,622       9,460      5,959

Interest Expense                       (424)      (592)     (1,467)    (1,830)
Other Income (Expense)                  160         68        (486)      (543)
                                   ________   ________    ________   ________
Income Before Income Taxes            2,063      1,098       7,507      3,586
Provision for Income Taxes              359        494       2,102      1,614
                                   ________   ________    ________   ________
Net Income                         $  1,704   $    604    $  5,405   $  1,972

Earnings Per Common Share          $   0.18   $   0.06    $   0.56   $   0.21

Shares Used in Per Common
  Share Calculation                9,681,000  9,556,000   9,651,000  9,604,000

See Notes to Consolidated Financial Statements.



                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (In thousands of dollars)
                                                         Nine Months Ended
                                                        Oct 1,       Oct 2,
                                                         1994         1993
                                                       ________     ________
OPERATING ACTIVITIES:
Net Income                                             $  5,405     $  1,972
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
  Depreciation and Amortization                           7,751        7,385
  Amortization of Deferred Gain                          (1,122)      (1,122)
  Provision for Losses on Inventories                     3,831        4,083
  Credit for Deferred Income Taxes                          (22)         (24)
  Loss on Disposition of Equipment                          156          455
  Loss (Gain) on Foreign Currency Transactions               77         (321)
  (Income) Loss From Unconsolidated Affiliates              (69)         397
Changes in Operating Assets and Liabilities:
  Increase in Trade Receivables                          (3,160)      (4,645)
  Increase in Inventories                                  (247)      (4,269)
  (Increase) Decrease in Other Assets                      (726)          58
  Increase in Accounts Payable and Other Liabilities        437        5,692
  Increase in Deferred Revenue                              492          942
                                                       ________     ________
Net Cash Provided by Operating Activities                12,803       10,603

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment               (8,106)      (4,743)
Proceeds from Sale of Equipment                             382           42
                                                       ________     ________
Net Cash Used in Investing Activities                    (7,724)      (4,701)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term Borrowings        17,315            -
Payments of Short-Term and Long-Term Borrowings         (18,024)      (3,998)
Proceeds (Payments) for Capital Stock Activity               10         (269)
                                                       ________     ________
Net Cash Used In Financing Activities                      (699)      (4,267)
Effect of Exchange Rate Changes                            (592)        (410)
                                                       ________     ________
Increase in Cash and Cash Equivalents                     3,788        1,225
Cash and Cash Equivalents at Beginning of Year           13,066        9,490
                                                       ________     ________
Cash and Cash Equivalents at End of Nine Months        $ 16,854     $ 10,715

See Notes to Consolidated Financial Statements.

                    BURR-BROWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                (In thousands)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 1, 1994, are not necessarily indicative of the results to be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission.

2.  INVENTORIES

Inventories consist of the following:
                                                        Oct 1,       Dec 31,
                                                         1994         1993
                                                       ________     ________
Raw Material                                           $ 14,674     $ 14,578
Work-In-Process                                          14,182       18,047
Finished Goods                                           21,176       22,785
                                                       ________     ________
                                                         50,032       55,410
Valuation Reserve                                        (8,303)     (11,374)
                                                       ________     ________
                                                       $ 41,729     $ 44,036

3.  COMMITMENTS AND CONTINGENCIES

The Company is a co-defendant in three ground water contamination claims that are still in the early stages of the legal process. Based on investigations to date, management does not believe the Company contributed to the alleged contamination and, therefore, is of the opinion that the disposition of these claims will not result in any material liability to the Company. Esti-mated legal fees of $308 have been accrued as of October 1, 1994.

                    BURR-BROWN CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (In thousands)

RESULTS OF OPERATIONS

Order bookings for the quarter were $56,267, up 14 percent from the preceding quarter and up 34 percent from the corresponding quarter of 1993. Order book-ings for the nine months ended October 1, 1994 were $153,570 compared to $129,453 for the corresponding period of the previous year, an increase of 19 percent. Geographically, the increase from the second quarter occurred in all regions.

Sales in the third quarter of 1994 were $49,217, up 3 percent from the second quarter of 1994. However, compared to third quarter of 1993, sales were up 15 percent from $42,935. For the nine months ended October 1, 1994, sales increased 13 percent from $144,179 compared to $127,701 for the corresponding period of the previous year. It is estimated that approximately 3 percentage points of this increase is due to favorable translation caused by the stronger Japanese Yen.

The Company is making a substantial investment in a new order fulfillment system that is expected to improve customer service and support much higher sales levels.

The Company began selling through distributors in 1993 and this sales channel continues to show steady growth. Sales to distributors accounted for approx-imately 8 percent of revenues for 1994 compared to approximately 3 percent of revenues for the first nine months of 1993. Provisions have been made to reserve for the potential impact of the price protection and stock return privileges of these distributors.

Third quarter gross profit of $21,177 declined 7 percent from $22,810 in the second quarter of 1994. For the nine months ended October 1, 1994, gross margin was 46 percent of sales while for the corresponding period of the previous year the gross margin was 48 percent. This decline is primarily attributable to a decrease in factory throughput in an effort to lower inven-tories, although higher sales through distributors also exerted some downward pressure on margins. As a result of the effort to trim inventories, net inventories decreased nearly $3 million from the prior quarter end.

Operating expenses for the third quarter have remained relatively flat compared to both the prior quarter and the third quarter of 1993 despite the revenue growth. As a percentage of sales, they declined to 38 percent in the current quarter from 43 percent in the year ago quarter. Year-to-date they increased 4 percent, or $2,438 from the nine months ended October 2, 1993. Although most functional areas showed an uptrend in year-to-date expenses, the largest increase has been in the Product Design area. This increase in Product Design reflects the emphasis management has placed on developing new products and enhancing existing products and processes.

Operating profit of $2,327 represents a 43 percent increase over the third quarter of 1993. Operating profit of $9,460 for the nine months ended October 1, 1994 represents a 59 percent increase when compared with $5,959 for the corresponding period of the preceding year. The operating profit improvement was due to the strong revenue growth while maintaining fairly strict expense controls.

The estimated annual effective tax rate for 1994 was 28 percent compared to 45 percent for 1993. This estimate was changed from the 32 percent recorded during the first six months. This change in estimate had the effect of increasing the current quarter's net income by $301 or earnings per common share of $0.03. The lower tax rate was attributable to a shift in the mix of earnings from higher tax jurisdictions to lower-taxed countries.

Net income increased 182 percent to $1,704 from the third quarter of 1993. For the nine month period ended October 1, 1994, net income was $5,405 compared to $1,972 for the corresponding period of the previous year, an increase of 174 percent.

FINANCIAL CONDITION

For the nine months ended October 1, 1994, the Company generated a net cash flow from operations of $12,803. Cash and cash equivalents increased $3,788 over December 31, 1993. In addition, compared to the corresponding period of the previous year, cash flow from operations has increased $2,200.

Plant and equipment expenditures for the nine month period totaled $8,106 while planned capital investments for the entire year are anticipated to range between $10,000 and $12,000. These capital investments will be financed by cash from operations and, if needed, by borrowing under existing credit lines.

The Company's current ratio decreased to 2.07 at October 1, 1994 from 2.14 at December 31, 1993. In addition to its term debt, the Company had approximately $56,993 in credit facilities available with domestic and overseas banks at the end of the third quarter, of which approximately $17,068 or 30 percent was utilized. Management believes the Company has sufficient capital resources available for the next 12 months.

The Company is named party in three toxic tort cases which allege ground water contamination. After undertaking extensive hydrological investigations and consultation with independent environmental experts, management believes that the Company did not contribute to the alleged contamination and, therefore, is of the opinion that the disposition of these claims will not result in any material liability to the Company. The Company has accrued for the anticipated legal expense. It should be noted, however, that the outcome of environmental litigation is inherently unpredictable, and there can be no assurance as to the ultimate disposition of these claims.

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

                                 Three Months Ended       Nine Months Ended
                                  Oct 1,     Oct 2,       Oct 1,     Oct 2,
                                   1994       1993         1994       1993
                                __________ __________   __________ __________
INCOME:

Net Income                      $1,704,000 $  604,000   $5,405,000 $1,972,000

PRIMARY EARNINGS PER SHARE:

Weighted Average Number
 of Shares Outstanding           9,541,000  9,536,000    9,538,000  9,547,000

Net Effect of Dilutive Stock
 Options Based on the
 Treasury Stock Method Using
 the Average Market Price of
 Common Stock                      140,000     20,000      113,000     57,000
                                __________ __________   __________ __________
Common Stock and Common Stock
 Equivalents                     9,681,000  9,556,000    9,651,000  9,604,000

Primary Earnings Per Share          $ 0.18     $ 0.06       $ 0.56     $ 0.21

FULLY DILUTED EARNINGS
 PER SHARE:

Weighted Average Number of
 Shares Outstanding              9,541,000  9,536,000    9,538,000  9,547,000

Net Effect of Dilutive Stock
 Options Based on the Treasury
 Stock Method Using the End of
 Period Market Price of Common
 Stock, if Higher Than Average     188,000     21,000      150,000     69,000
                                __________ __________   __________ __________
Common Stock and Common
 Stock Equivalents               9,729,000  9,557,000    9,688,000  9,616,000

Fully Diluted Earnings
 Per Share                          $ 0.18     $ 0.06       $ 0.56     $ 0.21

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BURR-BROWN CORPORATION
                                         ______________________
                                         (Registrant)

November 11, 1994                        JOHN L. CARTER
_________________                        ______________________
(Date)                                   John L. Carter
                                         Executive Vice President
                                         and Chief Financial Officer