Form 10-K
BURR BROWN CORP
filed 1995-03-29
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                    FORM 10-K

(Mark One)
     X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
  ______  Exchange Act of 1934
               For the Fiscal Year Ended December 31, 1994
                                       or
          Transition Report Pursuant to Section 13 or 15(d) of the Securities ______ Exchange Act of 1934
               For the Transition Period from        to

                           Commission File No. 0-11438

                               BURR-BROWN CORPORATION
              ______________________________________________________
              (Exact Name of Registrant as Specified in its Charter)

        Delaware                                         86-0445468
________________________                     _________________________________
(State of Incorporation)                     (IRS Employer Identification No.)

                           6730 South Tucson Boulevard
                              Tucson, Arizona 85706
                    ________________________________________
                    (Address of Principal Executive Offices)

                                  (520) 746-1111
                          _______________________________
                          (Registrant's Telephone Number)

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $0.01 Par Value
                                 ________________
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price as of February 22, 1995 was approximately $76,526,052.

There were 9,555,710 shares of Burr-Brown Common Stock outstanding as of February 22, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1994--Incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stock-holders to be held on April 21, 1995--Incorporated by reference into Part III.

                                PART I

ITEM 1.  BUSINESS

GENERAL
Burr-Brown Corporation (and its wholly-owned subsidiaries and majority-owned affiliated companies, "Burr-Brown" or the "Company") is primarily engaged in the design, manufacture and marketing of a broad line of proprietary, standard, high-performance, analog and mixed signal integrated circuits used in the processing of electronic signals. The Company's products are used primarily in electronic and medical instrumentation, process and industrial control systems, manufacturing automation, automatic test equipment, digital audio, telecommuni-cations, power conversion products, and computer peripherals. The Company also offers a product line of system components which include personal computer data acquisition and signal processing products, data collection systems and data entry terminals. The Company was incorporated in Arizona in 1956 and rein-corporated in Delaware in 1983. The Company's management and technical team has many years of experience in the design, manufacture, and worldwide marketing of highly complex, high performance analog integrated circuits and in solving customer problems in the markets served.

THE INDUSTRY
Integrated circuits are electronic building blocks used in Original Equipment Manufacturers (OEM) products such as computers, process control systems, test equipment, communications networks, and consumer electronics. Worldwide inte-grated circuit sales are estimated by industry analysts to have been in excess of $92 billion in 1994. Industry analysts estimate that analog integrated circuits represent approximately 16 percent of total integrated circuits and are expected to remain at this level in the near future.

Electronic signals may be categorized in two forms: analog (linear) and digital. Integrated circuits that are used to process these electronic signals can be categorized as either analog or digital depending upon the technique used in the circuits to process or act on the signal. Mixed signal devices are those that use both analog and digital techniques for signal processing. The general characteristic that separates digital and analog circuits is this: digital circuits operate using digital techniques which use many repetitive circuit elements that are either on or off to represent the "ones" and "zeros" of the binary number system used in digital computers for computation. Some digital circuits may process analog signals by representing the analog signal in digital form. Examples of digital circuits that are used to manipulate or process electronic signals are memory devices, logic devices, microprocessors, and digital signal processors.

Analog circuits process electronic signals using analog techniques, that is, through the use of circuit elements whose output is a continuously varying representation of the input signal. Unlike digital signals which have two states, analog signals effectively have an infinite number of states. In analog processing, signals continuously vary as an analogy of continuously varying conditions such as temperature, pressure, position, frequency, sound and speed. In some cases, digital data are represented as analog signals such as in a modem in which the digital data are represented by the frequency of an analog signal. Analog circuits also provide the power control signals that are required to activate switches for the control of processes or equipment, and regulate voltages for electronic systems. Examples of analog circuits are amplifiers, voltage-to-frequency converters, and products that perform math-ematical functions. Other analog circuits convert analog signals to digital (analog-to-digital converter) so that the signals may be processed by digital processors or digital data to analog signals (digital-to-analog converter) so that the analog signal may be used to drive a "real world" element such as a speaker to create sound.

The Company believes production of analog circuits has some important advan-tages as compared to digital circuits. The market for analog integrated circuits is generally more stable; prices for analog integrated circuits are usually less volatile than digital circuits. Analog circuits are more dependent on circuit design, circuit layout, and matching of circuit elements. Analog circuit uniqueness and competitive advantage are achieved through inno-vative circuit design in concert with the subtleties of the wafer fabrication and packaging processes.

In contrast, digital circuits rely heavily on the wafer fabrication process capability to achieve exceptionally high circuit element density, small feature size and low cost. Small circuit dimensions are usually not required to produce most high-performance state-of-the-art analog devices. As a result, production of analog circuits requires significantly less capital investment than that demanded by digital circuits.

PRODUCTS
The Company operates predominately in one segment, the electronic component industry. The Company has various classes of products within that one segment.

The following table shows the approximate product line revenues as a percentage of total Company revenues:

     PRODUCT LINE                              1994    1993    1992
     ____________                             ______  ______  ______
     Analog Integrated Circuits                 43%     42%     37%
     Data Conversion Integrated Circuits        38%     41%     39%
     Power Conversion Products                  10%      6%      5%
     Other                                       9%     11%     19%

ANALOG INTEGRATED CIRCUITS
Demand for analog circuits primarily has been driven by the need for increased productivity manifested as the need for lower cost, lower power, smaller size, greater functionality, and higher precision products. Semiconductor technology has provided many effective solutions to this demand. The availability of effective solutions has accelerated with the advent of more advanced digital processing. This has led to greater use of digital computers or processors to provide massive computational power, to control processes and equipment, and in general to greater automation in industry. Since the early seventies, the availability of low cost digital microprocessors and later digital signal pro-cessing, in cost-effective single chip form, has enabled an acceleration of the trend toward digitization of systems. This has led to a high degree of hier-archaically distributed computational power leading to increased use of computers or imbedded processors to measure, control, monitor, or process electronic signals nearer or adjacent to the sensor that is detecting physical conditions. This, in turn, has created the need for products that enable digital computers, microprocessors, and digital signal processors to interact with electronic signals derived from physical or analog phenomena. Burr-Brown designs and manufactures the integrated circuits which perform the analog signal conditioning and data conversion functions critical to this interaction.

Process control sensors generate continuously varying electronic signals, called analog or linear signals, which represent the physical phenomenon being measured or controlled. In many circumstances these analog signals are rela-tively weak and contaminated with a large amount of electrical noise. The Company's signal processing components are used to strengthen, filter, transmit and otherwise process the signal. The resulting signal, still in analog form, must be converted into a digital signal before it can be processed by a com-puter. The Company's analog-to-digital circuits effect this conversion. After the digital signal is processed by the computer, it is often necessary to convert the digital signal back to analog form, and the Company's digital-to-analog circuits also accomplish this reverse conversion. The resulting analog signal controls the process.

The market requirements for analog signal processing and conversion products range from high performance industrial applications to high volume consumer applications. The Company's product strategy has been to concentrate on pro-prietary high precision or high performance analog, data conversion, and integrated analog/digital (mixed signal) circuits. The Company identifies significant markets in which new or enhanced high performance products of this type are required. The Company then attempts to develop and supply as com-plete a function as is permitted by technological and cost constraints.

The Company's signal processing and data conversion products are generally designed into a customer's product and usually remain a part of that product throughout its life. The Company's experience has been that there is generally a four-year period before the sales level of its products fully matures, and the sales life of the products may extend to eight years or more. Once the Company's component has been designed into a customer's product, the relatively low volume, high performance characteristics of the component significantly deter potential competitors. As a result, the Company is often that customer's sole source for that particular component.

Analog signal processing integrated circuits are used to process and transmit analog data signals prior to their conversion to digital signals. The Company's analog circuits include operational amplifiers, power amplifiers, instrumenta-tion amplifiers, programmable gain amplifiers, isolation amplifiers, current transmitters and other analog signal processing components. These components are used in the construction of complete data acquisition systems, automatic test equipment, analytical instruments, medical instruments and systems, military equipment, industrial controls, computer peripherals and communica-tions equipment.

OPERATIONAL AMPLIFIERS--Operational amplifiers are used to detect and amplify weak (low level) analog signals and are included in many measurement and con-trol systems. The operational amplifier is the fundamental building block in analog systems design. In addition to amplification, it can perform mathema-tical functions such as integration and differentiation. The Company's high performance operational amplifiers are generally capable of amplifying typical analog signals in the micro-volt range up to 100,000 times and provide ultra-low drift, low bias current, low noise, high bandwidth and fast settling time. Certain models provide high voltage and high current operation for special applications. These high performance amplifiers are required to treat signals generated in numerous applications, including scramblers for satellite communi-cations systems, robotic vision systems and magnetic resonance and computer-aided tomography (CAT) body scanning systems.

OTHER AMPLIFIERS--The Company manufactures a number of other amplifiers, includ-ing instrumentation amplifiers, programmable gain amplifiers and isolation amplifiers. These products perform a variety of functions related to the ampli-fication and isolation of analog signals. Among other uses, these components permit the measurement of weak signals in the presence of unwanted "noise" and protect sensitive instruments from the effects of transient high-magnitude, potentially damaging voltages caused by sources such as lightning or switching of high voltage equipment. These amplifiers are used in many diverse applica-tions ranging from temperature measurement in industrial processes to the protection of sensitive medical instruments, and to isolate electrical power line disturbances and faults.

OTHER SIGNAL PROCESSING AND TRANSMITTER COMPONENTS--The Company manufactures a variety of other analog signal processing components including mathematical function circuits, current transmitters and voltage-to-frequency converters. Mathematical function circuits are used when information sought can be effec-tively derived only through its mathematical relationship to analog signals. Current transmitters send analog signal information from a process sensor to measurement or control equipment in the form of a current on the same wires that produce the power to the transmitter and sensor. Voltage-to-frequency converters convert process signals to a frequency, making the signal immune to electrical noise and permitting more efficient storage and processing of the information.

DATA CONVERSION INTEGRATED CIRCUITS
Data conversion components are integrated circuit devices used to convert ana-log signals to digital form (A/D converters) and vice versa (D/A converters). This conversion is necessary in virtually all applications in which digital computers or processors measure and control the analog signals from a physical, "real world" process.

GENERAL PURPOSE CONVERSION PRODUCTS--The majority of the Company's data conver-sion components revenue is derived from moderate speed, high resolution and high accuracy converters. These general purpose converters are used primarily in manufacturing process instrumentation, electronic test instrumentation, auto-matic test systems and health care systems. For example, in a robot controller, the position of the robot arm must be precisely measured and manipulated.
Analog signals from the robot's position sensors are converted by an A/D converter for computer processing and, in turn, a D/A converter converts the digital control signal from the computer to analog form to drive the actuators and servo motors to position the robot arm accurately.

HIGH SPEED CONVERSION PRODUCTS--In the early 1980's the Company began develop-ing high speed, high resolution analog-to-digital and digital-to-analog converters at speeds many times greater than general purpose products. These products utilize a unique combination of technologies and design expertise to achieve state-of-the-art performance.

High speed converters are used in a variety of applications such as image processing, digital oscilloscopes, ultrasound, radar and sonar, as well as the front end of advanced systems using digital-signal-processing (DSP) technology. The Company believes that due to the unique combination of technologies involved, competition in the high speed, high resolution product area is limited.

DIGITAL AUDIO D/A CONVERTERS--The Company believes that it was the first to introduce a viable low cost, high precision, single chip digital-to-analog con-verter for the consumer market, a pulse-code-modulated (PCM) conversion device. This product was being used by Japanese customers as early as 1979 and was introduced publicly in 1982. Designed for the consumer high fidelity stereo market, this D/A converter plays an essential role in digital audio systems, which use laser technology to achieve improved audio reproduction performance. These systems are playback units that use lasers to read Compact Discs (CD's) containing stereo music encoded in digital form. The Company's component con-verts the digital signals for each stereo channel into audio. The Company believes it is one of the largest merchant market suppliers of such devices worldwide.

Several generations of products of this type have been developed and introduced for use in digital audio systems. Similar products produced by the Company have been designed into digital audio tape (DAT) products. Digital audio tape sys-tems are used to record and play back digitized high fidelity audio signals on tape rather than the discs used in compact disc audio systems. PCM converters have now found their way into musical instruments, computers, automobiles, interfaces to digital signal processors, CD-ROMs for multimedia, and set top box tuners for cable and satellite TV.

The Company believes that the technology developed for the digital audio D/A converter enables the Company to develop products for other markets. For example, serving the compact disc market expedited the Company's development of complete 16-bit digital-to-analog converter integrated circuits for the military and industrial markets. The Company believes it holds a strong posi-tion in the 16-bit and higher precision converter market. Involvement in the compact disc market also helped the Company's early entry into the DAT (digital audio tape) market and multi-media markets.

DATA COLLECTION SYSTEMS, COMPONENT MICROTERMINAL DEVICES AND PERSONAL COMPUTER INSTRUMENTATION
The products of Intelligent Instrumentation Inc. (III), a majority-owned affiliate of Burr-Brown, address the rapidly growing markets for PC-based data collection and automation.

III's data acquisition product line includes a broad range of plug-in boards, portable data acquisition systems, and supporting software for IBM compatible PC's, as well as a broad line of signal conditioning accessories for such systems. These products are applied worldwide in a myriad of industrial and scientific applications. III believes that these products compare well with competition in performance, cost-effectiveness, and ease-of-use.

A key part of the data acquisition product line is software that is easy to use, yet flexible enough to accomplish diverse applications. III's premier software product for data acquisition is Visual Designer, a graphical develop-ment environment which enables users to design applications by connecting functional blocks, called icons, in a flow diagram. Once the diagram is completed, Visual Designer generates code which runs under Microsoft Windows on a standard PC.

The LANpoint line of products for enterprise data collection take advantage of a widespread trend toward the use of networks of personal computers. These products integrate a complete Ethernet-ready PC into a small rugged industrial package, along with bar code and magnetic stripe capabilities, digital I/O and serial ports. In addition, network drivers and tools are provided for Novell, LAN Manager, LANtastic, and TCP/IP networks, making the products usable in almost any PC networking environment. These products are being marketed through an established network of Value Added Resellers (VARs).

III also offers integrated data collection systems which not only collect the data, but format and deliver that data to the customer's information system in real time. This is achieved through the integration of III's data collection hardware and software products to meet a customer's specific needs. The engineering of such systems is a fertile source of inputs for new products, both hardware and software.

III's line of microterminals is aimed at the market for embedded applications of microprocessors. Microterminals communicate on a serial link, providing numerous functions and options for the system designer and user. With their aggressively low cost, excellent functionality, and rugged yet attractive packages, microterminals offer system architects a desirable alternative to the designing of customized panels.

POWER CONVERSION PRODUCTS
The products of Power Convertibles Corporation (PCC), a majority-owned affiliate of Burr-Brown, address DC-to-DC conversion and battery chargers. PCC is one of the leading suppliers of low power DC/DC converters as well as products to con-dition and charge many types of batteries including cellular telephones. All products are manufactured using surface mount technology with automated pro-cesses at PCC's ISO9001 certified plants in Arizona and Mexico. Its products are supplied worldwide to the computer, medical, industrial, telecommunications, data communications and instrumentation markets.

PCC has numerous competitors in the low end DC/DC power conversion market. PCC competes favorably in this market. Their competitive factors include surface mount manufacturing techniques, price and quality. There are several new products under development which will enable PCC to move into the higher end power conversion market where high power density is critical to market success. PCC's new products for this market are being designed to possess some of the highest density ratings in the industry.

PCC also designs, produces and markets battery chargers for the cellular tele-phone market. A significant proportion of PCC's revenues is generated from a single customer in this market. PCC has established marketing and custom design capabilities in an effort to increase its customer base in this area.

PRODUCT DEVELOPMENT
One of the important factors that distinguishes the analog integrated circuit business from the digital integrated circuit business is the importance of the contribution of innovative individual design engineers. Digital circuits have an exceptional amount of repetition of circuit elements and are highly depen-dent upon the ability to produce chips with vary high circuit element density to minimize chip size and maximize speed. This type of wafer processing of extremely small dimensions leads to the need for state-of-the-art, inordinately costly capital investment in wafer fabrication facilities.

Analog circuits, on the other hand, require the ability to accurately match elements and place elements with respect to one another. In addition, analog circuits may require the ability to handle large voltages and currents and therefore demand relatively large circuit element and spacing dimensions. Although these requirements place stringent processing requirements on an analog wafer fabrication facility, the necessary equipment and facilities are substantially less costly and longer lived than required for digital circuit processing.

Designers of analog circuits must take into account complex interrelationships between the manufacturing process, the circuit elements, and the packaging process, all of which may seriously affect the circuits' performance. The number of creative design engineers who have the training and the experience to handle these complexities is very limited. The Company's ability to compete depends heavily on its continued introduction of innovatively designed and cost effective new products. Therefore, the Company must continually invest in design engineering talent, engineering tools, production processes, and test equipment.

The Company emphasizes the development of proprietary standard and application specific products. The Company's product strategy is to identify markets in which the application of microelectronics technology may be used to provide competitive advantage for its customers through improved methods of precision in measuring, monitoring and controlling physical processes and conditions. Examples of these markets are: robotics, factory automation, process control, automatic test, medical instrumentation, computers, communications and digital audio. Within these markets the Company selects specific applications in which the Company's unique design and processing technology may make an important contribution to its customers.

The Company spent approximately $21.9 million in 1994, $19.8 million in 1993, and $18.1 million in 1992 for product and process development. This represents an expenditure of approximately 11 percent of sales in each of 1994, 1993 and 1992. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders, incor-porated by reference to Item 7 of this report.) The Company's current product research and development efforts are focused primarily on the development of ultra high speed and high precision data converters which use mixed signal design techniques and topologies, and high precision signal conditioning inte-grated circuits. The Company also continues to focus on broadening its range of hardware and software offerings to the markets for factory data collection, digital signal processing technology, and the use of personal (PC) and other computer platforms in industrial control, test and laboratory environments.

BACKLOG
Burr-Brown's products are generally standard items with a relatively short delivery cycle. The Company's backlog is usually three months or less of sales although some portion may be scheduled for delivery four to eighteen months into the future. Therefore, the order backlog at the end of any specific quarter is not generally indicative of the level of sales to be expected in succeeding quarters. It is the policy of the Company to include in backlog only those orders that have firm scheduled delivery dates. The Company's back-log as of December 31, 1994, 1993 and 1992 was approximately $45.5 million, $31.4 million, and $29.6 million, respectively.

MARKETING
Burr-Brown markets its products in all the major markets in the industrialized world through its direct sales force, independent sales representatives, and distributors.

In approximately 45 countries and the less significant domestic markets where the Company does not have a direct sales force, independent sales representa-tives sell all of the Company's products. The majority of the Company's sales people hold engineering degrees and the balance have relevant engineering experience.

The Company markets its line of component and system products to over 22,000 customers. The largest customer accounted for approximately 3 percent of sales in 1994. Burr-Brown products are sold to original equipment manufacturers, systems assemblers and, to a lesser extent, manufacturing concerns which build their own test and process control systems. The Company's components are generally proprietary and are frequently "designed in" to its customers' products at the product development state. Accordingly, the Company is often a customer's sole source for a particular component. Over 40 percent of the orders received in 1994 for analog and data conversion integrated circuits were for products introduced within the preceding five years. Representative major customers of the Company include Elsay Bailey Group, Hewlett-Packard Co., Matsushita Electric Corp. of America, Northern Telecom Inc., Siemens AG, Sony Electronics Inc., Toshiba America Electronic Components Inc., Mitsubishi Corp., Alcatel Answare, Nokia Corporation Finland, Advantest Corp., NEC America Inc., IBM, Fujitsu Ltd., Ericsson, and Hughes Network Systems Inc.

Sales outside the United States accounted for approximately 62 percent of total sales in 1994, 64 percent of total sales in 1993 and 61 percent of total sales in 1992. (See the note labeled "Foreign Operations, Geographic, and Segment Data" in "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders, incorporated by reference to Item 8 of this report.) To support its international marketing organization, the Company has established product development centers and manufacturing facilities in Scotland and Japan. The Company also has four product development centers at the corporate head-quarters in Tucson.

A large percentage of international sales are denominated in local currencies and the Company's foreign revenues and net income are therefore subject to currency exchange rate fluctuations. However, the Company borrows funds in local currencies and purchases forward contracts to hedge its foreign currency exposure. Some of the Company's products are subject to export regulations and other international trading restrictions, but the Company has not experienced any material difficulties from these limitations. No assurance can be given, however, that such material difficulties will not be experienced in the future.

COMPETITION
Burr-Brown estimates that it is among the top 4 manufacturers of high perform-ance amplifiers and data conversion integrated circuits. The Company's major competitor in the high performance analog integrated circuits market in Analog Devices Inc., believed to be the largest supplier of these devices. Other com-petitors include Linear Technology Corp. and Maxim Integrated Products Inc. With respect to a small number of products, the Company also competes with National Semiconductor Corp., Harris Corp., Motorola Inc., Texas Instruments Inc., Cirrus Logic Inc., Signal Processing Technologies, Datel Inc., Sipex Corp., and Unitrode Corp.

The Company is not aware of any significant competition from foreign companies providing analog integrated circuits, personal computer instrumentation pro-ducts, and data collection products for the industrial and military markets; however, there can be no assurance that foreign competitors will not enter these markets in the future. The Company's PCM product line does compete with several U.S. and foreign manufacturers of "digital audio" D/A converters for use in digital compact disc stereo systems, including Analog Devices Inc., Cirrus Logic Inc., Asahi Kasei Micro, Sony Electronics Inc., Hitachi America Ltd., Matsushita Electric Corp. of America, Mitsubishi Corp, and Philips Semiconductors. While some of these competitors have greater financial and marketing resources than Burr-Brown, none of them compete with the Company in all of its product areas.

The Company believes that competition with respect to component products is based primarily on design and process innovation, product performance and reli-ability, technical service, availability of a broad range of specialized products, standard product availability; and secondarily, on price. The Company believes that reliable performance and service are more important than price when the Company is the sole source of a product. Price is more of a competi-tive factor when an equivalent product is available from other sources, as in the case of commodity products. Burr-Brown competes with this type of product only in limited areas.

Large semiconductor manufacturers have generally concentrated their product and marketing efforts on high volume, relatively low priced, general purpose compo-nents. The Company does not usually compete in these markets. Whereas most large semiconductor companies tend to generalize a component to achieve the broadest high volume usage possible, Burr-Brown follows a strategy of narrowly defining its products for application markets demanding very high, difficult to achieve performance. The Company believes that its products' high performance requirements and relatively low unit sales volumes will continue to make it impractical for larger semiconductor suppliers to market a broad line of competing components.

MANUFACTURING
The Company's manufacturing technology has evolved substantially over the past two decades. Initially, the Company manufactured its products by assembling purchased resistors, transistors, diodes and other discrete components onto printed circuit boards. The Company has since migrated to integrated circuits, which required the development of semiconductor manufacturing technologies in its Tucson wafer fabrication facility.

The Company can utilize its in-house process technology, purchase wafer process-ing foundry services, or buy components already incorporating the necessary technology in order to meet customer needs. It must combine relatively diverse technologies to produce the integrated circuits necessary to meet the stringent performance requirements of its customers. For example, some of the Company's integrated circuit products combine high precision linear integrated circuit wafer fabrication processing with compatible laser-trimmed thin film technology and dielectric isolation (DI) wafer processing.

The Company offers several bipolar, CMOS and BiCMOS processes which provide circuits for the analog, data acquisition and PCM markets. Burr-Brown processes have the added capability of making high quality capacitors and trimmable resis-tors that enable the Company to manufacture high precision, cost effective products. The following describes the various processes that Burr-Brown offers and the market that each one addresses:

40 VOLT BIPOLAR PROCESS: This is a high voltage (40V) bipolar (+/- 15V or 36V power supplies) used to make high voltage operational and instrumentation ampli-fiers. High precision in these products is made possible by the capability of ion implanted JETS and trimmable resistors. Typical products made from this process are instrumentation amplifiers, universal active filters, isolation amplifiers and high voltage power amplifiers.

20 VOLT BIPOLAR PROCESS: This is a lower voltage (20V) bipolar process especially suited to data acquisition and PCM components. There are faster circuits utilizing smaller devices with lower Rc. Trimmable resistors allow high precision products.

DIELECTRICALLY ISOLATED BIPOLAR PROCESS: This is a dielectrically isolated high voltage (40V) bipolar process used for low noise, high precision and low drift. Very high performance amplifiers are built by this process where the noise and drift characteristics are important, especially in the medical equipment markets served.

COMPLIMENTARY BIPOLAR DIELECTRICALLY ISOLATED PROCESS: Dielectrically isolated process with complementary NPN and PNP bipolar transistors. This process is used to manufacture high voltage operational amplifiers, voltage-to-frequency converters, and sample/hold circuits.

In addition to the processes at the Company's Tucson wafer fabrication facility, foundries are used for processes not available internally. Processes currently used include a variety of CMOS processes ranging from 3 microns to 0.6 microns for products such as single and dual analog-to-digital and digital-to-analog converters; a 2 micron BiCMOS process for PCM DACs and ADCs; a very high fre-quency bipolar process used for products such as video amplifiers.

ASSEMBLY AND TEST
The Company has integrated circuit assembly operations in Tucson and Scotland. In addition, much of the assembly demand is met by using contract assembly companies located in Japan, Taiwan, Malaysia, Korea, Thailand and the Philip-pines. To achieve lower cost without compromising high performance, the Company has expanded its monolithic capability to complement multi-chip-module assembly in its Tucson manufacturing facility.

The Company utilizes proprietary laser trimming techniques to produce high performance bipolar integrated circuits and thin film resistors. This opera-tion uses proprietary deposition technology and computer-controlled laser trimming techniques to achieve the desired high precision. Depending upon the performance requirements, integrated circuits may be packaged as single chip products; or combined on ceramic substrates with the Company's thin film resistors and purchased parts, such as discrete power devices, transformers and optical diodes to form hybrid integrated circuits.

The Company's Tucson facility incorporates a computerized shop floor control software system specifically designed to enhance the Company's ability to effectively manage the operations.

The Company has developed and implemented a quality and productivity improve-ment (QPI) program designed to aid in reducing waste, increasing yields, improving communications and achieving overall high quality across all product lines. The QPI program incorporates statistical process control (SPC) and total quality management (TQM) techniques. The Company has maintained ISO9001 Quality Certification since 1993.

To provide better service to its European and Japanese customers, and to achieve an improved competitive position, the Company maintains manufacturing and product development facilities in both areas. In Europe, a manufacturing and product development site is located in Livingston, Scotland. This facility designs and assembles integrated circuits for sale in Europe and for export to other markets.

The Company's manufacturing plant in Scotland is certified to meet the requirements of the United Kingdom's Ministry of Defense specification BS9000. Subsequent to receiving this certification, the Company has qualified products to the United Kingdom's specification BS9450.

In Japan, the Company's Atsugi Technical Center near Tokyo performs product development, final product testing, quality and reliability testing for the PCM product line for sale in Japan and export to other markets.

The principle raw materials used by the Company in the manufacture of its monolithic integrated circuits are silicon wafers, chemicals and gases used in processing wafers, gold wire and ceramic, metal and epoxy packages that enclose the chip and provide the external connections for the circuit. Silicon wafers and other raw materials may be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. As is typical in the industry, the Company allows for a significant period of lead time between order and delivery of raw materials. In addition, the Company sometimes enters into long term supplier-customer relationships with key suppliers of such materials to mitigate problems of possible shortages.

Government regulations impose various controls on the discharge of certain chemicals and gases into the environment that have been used in semiconductor processing. The Company believes that its manufacturing processes conform to present environmental regulations but there can be no assurance that future changes in such regulations will not result in increased costs or impede operat-ing performance. The Company is on target to eliminate the use of ozone-depleting chemicals and gases by the end of 1995.

The Company is continuing to implement the necessary actions for the site remediation as required under the provisions of the Consent Decree Agreement with EPA. The cost for the implementation required in 1994 was approximately $100,000.

HUMAN RESOURCES
At December 31, 1994, the Company employed 1928 people worldwide, including 1223 people in manufacturing and assembly, 219 people in research and development, 282 in sales and marketing and 204 in management and administration. Many of the Company's employees are highly skilled and the Company's continued success will depend, in part, on its ability to attract and retain such employees, who are generally in great demand. At times, like other semiconductor manufac-turers, the Company has had difficulty hiring engineering personnel. The Company has never experienced a work stoppage; no employees are represented by labor organizations, and the Company considers its employee relations to be very good.

PATENTS AND LICENSES
The Company owns 107 United States patents expiring from 1995 to 2014, and has applications for 6 additional patents pending in the United States as well as patents issued and pending in several other countries. Although the Company pursues a policy of maintaining a strong patent portfolio, the Company believes that its success depends primarily upon the experience and creative skills of its people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time, the Company has been notified of claims regarding the possible infringement of patents issued to others, and similarly, the Company has on occasion notified others of possible infringements of its patents.

ITEM 2.  PROPERTIES
The Company's major manufacturing and engineering facilities and administrative offices are located in four company-owned buildings, aggregating 220,000 square feet, on its 18 acre site in Tucson, Arizona. The Company also leases approx-imately 85,000 square feet in Tucson. Approximately 25,000 square feet of this leased space is on short term contracts of two years or less. The major single building lease is for 60,000 square feet and will expire in March 1997. The aggregate current gross rental for all Tucson properties is approximately $490,000 per year. All leases have options for renewal. The Company also owns approximately 113 acres of land in Tucson which is being held in reserve for future expansion.

In Filderstadt, Germany, the Company's sales office occupies 30,000 square feet of space leased for a ten year period; this lease expires in 1999. The Company has the option to sublease and renew this lease for three to five years. The Company's Scottish manufacturing subsidiary leases a 32,000 square foot build-ing on 6.65 acres in Livingston, Scotland for a 15 year period; this lease expires in 1997. The Company also owns approximately 20 acres of land in Livingston, Scotland. The Company's Atsugi Technical Center in Atsugi, Japan, is a 44,500 square foot building which houses sales, product testing, and research and development activities; the Company has a fifteen year lease of this facility which expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS
The following four proceedings are the only litigation matters other than ordinary pending litigations.

Each of these proceedings relate to the same factual situation of the release of contaminants including Trichloroethylene (TCE) into the ground waters causing damage to the plaintiffs.

a. BAHRS ET.AL. VERSUS HUGHES AIRCRAFT COMPANY, BURR-BROWN COMPANY, ET.AL., Superior Court, State of Arizona, Pima County. Filed on January 13, 1992. The plaintiffs are charging that they and their respective properties are damaged and they are asking for monetary damages. The Company spent the first year discussing a stipulated dismissal which was not granted. The Company has now requested the Superior Court to begin consideration for dismissal.

b.   YSLAVA ET.AL. VERSUS HUGHES AIRCRAFT COMPANY, U.S. District Court,
     District of Arizona. Filed on September 20, 1991 against Hughes. On September 30, 1993, Burr-Brown and other companies were identified as third party co-defendants in a Motion to File a Third-Party Complaint.

c. LANIER VERSUS HUGHES AIRCRAFT COMPANY, U.S. District Court, District of Arizona. Filed on August 7, 1992 against Hughes. On March 7, 1994, Burr-Brown and other companies were identified as third party co-defendants in a Motion to File a Third-Party Complaint.

d. ARELLANO VERSUS HUGHES AIRCRAFT COMPANY, U.S. District Court, District of Arizona. Filed on January 9, 1995 against Hughes. Plaintiffs are asking for medical monitoring. Burr-Brown was served as third party defendant on March 7, 1995. The Company will issue an answer denying the allegations as in the above cases.

Risk exposure to the defendants is not ascertainable at this time. The Company has factual records that indicate it is an improper party to these actions.
The Company's insurer, under a reservation of rights, has agreed to the partial payment of reasonable and necessary fees for the defense of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT
At December 31, 1994, there were 3 individuals designated as executive officers by the Board of Directors. The following sets forth certain informa-tion with regard to the executive officer of Burr-Brown who is not a Director:

John L. Carter (age 60) joined the Company in August, 1993 as Executive Vice President, responsible for Components Operations and was then appointed Chief Financial Officer in July 1994. Most recently, Mr. Carter served as a consul-tant to Burr-Brown. Before joining the Company, he served as President and CEO of Qualtronics, Inc. From 1956 to 1987 he was with IBM in various manufac-turing and general management positions, including General Manager of Tucson IBM operations.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
The information required by this item appears in the 1994 Annual Report to Stockholders on page 21, which is included as Exhibit 13 to this report, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item appears in the 1994 Annual Report to Stockholders on page 24, which is included as Exhibit 13 to this report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21, 22 and 23 of the 1994 Annual Report to Stockholders which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item appear in the 1994 Annual Report to Stockholders on pages 10 through 21, included as
Exhibit 13 to this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding Directors and certain Executive Officers who are also Directors appearing under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders on pages 4 and 5 is incorporated herein by reference. Information regarding other executive officers appears in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
The information appearing under the caption "Executive Compensation and Other Information" on pages 7 through 12 of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders with respect to Executive Compensation is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information appearing under the caption "Principal and Management Stock-holders" on pages 2 and 3 of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a(1) Financial Statements:

     The following consolidated financial statements are incorporated by reference under Part II, Item 8, from the Registrant's 1994 Annual Report to Stockholders.
                                                       Pages of 1994 Annual
                                                      Report to Stockholders
                                                    Incorporated by Reference

     Report of Ernst & Young LLP, Independent Auditors          21

     Consolidated Statements of Financial Position              11
       at December 31, 1994 and 1993

     Consolidated Statements of Income for the                  10
       years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Changes in Stock-               10
       holders' Equity for the years ended December
       31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the              12
       years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements              13 to 20

a(2) Financial Statement Schedules:                          Form 10-K
     For the years ended December 31, 1994, 1993 and 1992      Page

     Schedule II - Valuation and Qualifying Accounts            19

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

a(3) Exhibits

     3.1 Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1987.

     3.2 Restated By-laws of the Registrant dated October 21, 1994, filed herein.

     4.1 Article Four of the Certificate of Incorporation of the Registrant. (Included in Exhibit 3.1).

     4.2 Rights Agreement dated July 21, 1989 between the Registrant and Valley National Bank of Arizona, incorporated by reference to Exhibit 4.2 of the Registrant's 10-K filing for the period ended December 31, 1989.

     9.1 Voting Trust Agreement dated October 3, 1988 among Thomas R. Brown, Jr., individually, Sarah M. Brown Smallhouse and Mary B. Brown and Thomas R. Brown, Jr., as Trustee under the Last Will and Testament of Helen Mason Brown. Incorporated by reference to Exhibit 9.1 of the Registrant's 10-K filing for the period ended December 31, 1988. Amendment dated December 17, 1992, whereby John S. Anderegg, Jr. was appointed Successor Trustee. Incorporated by reference to Exhibit 9.1 of the Registrant's 10-K filing for the period ended December 31, 1993.

     9.2 Voting Trust Agreement dated October 3, 1988 between Mary Buchanan Brown and Sarah M. Brown Smallhouse as Shareholders, and Sarah M. Brown Smallhouse, Mary Buchanan Brown and David W. Richter as Co-trustees. Incorporated by reference to Exhibit
               9.2 of the Registrant's 10-K filing for the period ended December 31, 1988. Amendment dated December 17, 1992, whereby John S. Anderegg, Jr. was appointed Co-trustee. Incorporated by reference to Exhibit 9.2 of the Registrant's 10-K filing for the period ended December 31, 1993.

      9.3 Brown Management Limited Partnership Agreement dated November 11, 1988 among Thomas R. Brown, Jr., Mary B. Brown and Sarah B. Smallhouse. Incorporated by reference to Exhibit 9.3 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.1 Agreement dated as of May 31, 1982 between Analog Devices, Inc. and Registrant (with certain confidential information deleted). Incorporated by reference to Exhibit 10.1 of the Registrant's Statement #2-82045 dated February 24, 1983.

     10.2 Grant offer of the Scottish Economic Planning Department dated October 6, 1981 and acceptance letter of Registrant dated December 15, 1981. Incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement #2-82045 dated February 24, 1983.

     10.3      Registrant's Stock Bonus Plan.  Incorporated by reference to
               Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1987. Amendments thereof, dated June 27, 1989. Incorporated by reference to Exhibit 10.7 of the Reg-istrant's 10-K filing for the period ended December 31, 1989. Amended July 23, 1993, to name John L. Carter Co-trustee. Incorporated by reference to Exhibit 10.4 of the Registrant's 10-K filing for the period ended December 31, 1993.

     10.4 Lease dated November 13, 1986 between Bay Colony Development Company, Inc. and Registrant. Incorporated by reference to
               Exhibit 10.8 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.5 Lease dated October 1, 1986 between Yugen Kaisha Kato Shoji and Registrant. Incorporated by reference to Exhibit 10.9 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.6 Purchase Agreement between Mr. Hermann Weinmann and Registrant. Incorporated by reference to Exhibit 10.10 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.7 Lease dated February 28, 1985 between Livingston Development Corporation and the Registrant as amended. Incorporated by reference to Exhibit 10.13 of the Registrant's 10-K filing for the period ended December 31, 1984.

     10.8 Grant Offer of the Livingston Development Corporation dated September 20, 1989. Incorporated by reference to Exhibit 10.14 of the Registrant's 10-K filing for the period ended December 31, 1989.

     10.9 Lease dated November 13, 1986 between Bay Colony Development and Registrant amended August 25, 1989. Incorporated by reference to Exhibit 10.17 of the Registrant's 10-K filing for the period ended December 31, 1989.

     10.10 Provisional Agreement of Building Lease Agreement dated June 24, 1985 between Kazuo Kato and Registrant. Incorporated by reference to Exhibit 10.18 of the Registrant's 10-K filing for the period ended December 31, 1985.

     10.11 Lease dated June 1, 1988 between EMBE Leasing Agency Ltd. and Registrant. Translation only incorporated by reference to
               Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.12 Stock Option Agreement dated June 26, 1984 between Intelligent Instrumentation, Inc. and the Registrant, as amended. Incorporated by reference to Exhibit 10.11 of the Registrant's 10-K filing for the period ended December 31, 1985.

     10.13 Stock Option Agreement dated October 3, 1984 between Power Convertibles Corporation, fka Analog Microsystems, Inc., and the Registrant, as amended. Incorporated by reference to Exhibit
               10.23 of the Registrant's 10-K filing for the period ended December 31, 1985.

     10.14 Series C Stock Purchase Agreement dated December 31, 1988 between Power Convertibles Corporation, fka Analog Micro-systems, Inc., and the Registrant. Incorporated by reference to Exhibit 10.24 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.15 Stock Purchase Agreement dated January 10, 1985 between Dataforth Corporation and the Registrant. Incorporated by reference to Exhibit 10.25 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.16 Patent License Agreement dated January 15, 1987 between Linear Technology Corporation and Registrant. Incorporated by reference to Exhibit 10.26 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.17 Burr-Brown Employee Retirement Plan dated January 1, 1988. Incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended December 31, 1988. Replaced by the restated Burr-Brown Corporation Employee Retirement Plan which is dated as of the January 1, 1988 date of the original plan, filed herein.

     10.18 Lease Agreement dated October 20, 1989 between the Registrant and Kaiyo Kaium, Inc. Translation only, incorporated by reference to Exhibit 10.31 of the Registrant's 10-K filing for the period ended December 31, 1989.

     10.19 Lease dated October 30, 1987 between Bay Colony Development Company, Inc. and Registrant. Incorporated by reference to
               Exhibit 10.29 of the Registrant's 10-K filing for the period ended December 31, 1990.

     10.20 License Agreement dated August 27, 1990 between Gunnar Hartig III and Burr-Brown Corporation. Incorporated by reference to
               Exhibit 10.31 of the Registrant's 10-K filing for the period ended December 31, 1990.

     10.21 Consent Decree filed with the United States District Court on March 13, 1990 between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.32 of the Registrant's 10-K filing for the period ended December 31, 1991.

     10.22 Amendment dated January 10, 1991 to that certain Lease dated October 30, 1987, incorporated by reference as Exhibit 10.24 of the Registrant's 10-K filing for the period ended December 31, 1990 by and between Bay Colony Development, Inc. and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.44 of the Registrant's 10-K filing for the period ended December 31, 1991.

     10.23 Amendment dated January 21, 1992 to that certain Lease dated October 30, 1987, incorporated by reference to Exhibit 10.24 of the Registrant's 10-K filing for the period ended December 31, 1990 and Amendment dated January 10, 1991 by and between Bay Colony Development, Inc. and Burr-Brown Corporation. Incor-porated by reference to Exhibit 10.45 of the Registrant's 10-K filing for the period ended December 31, 1991.

     10.24 Master Lease Agreement dated July 31, 1992 and amended September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.25 Master Lease Agreement Schedules dated July 31, 1992 and September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to
               Exhibit 10.38 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.26 Purchase Agreements dated July 31, 1992 and September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.39 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.27 Master Equipment Lease Agreement dated June 20, 1990 between General Electric Capital Corporation, fka Ellco Leasing Corpor-ation and Burr-Brown Corporation. Incorporated by reference to
               Exhibit 10.44 of the Registrant's 10-K filing for the period ended December 31, 1992. Amendment dated December 21, 1994, filed herein.

     10.28 Trust Agreement for Future Investment Trust dated October 12, 1993, between Burr-Brown Corporation and First Interstate Bank of Arizona. Incorporated by reference to Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1993.

     10.29 Burr-Brown Corporation amended Stock Incentive Plan dated February 11, 1994 which replaces the Stock Incentive Plan dated February 11, 1993, filed herein.

     10.30 Future Investment Trust Plan dated July 23, 1993 replaced by the Burr-Brown Corporation Future Investment Trust dated February 24, 1987. Incorporated by reference to Exhibit 10.39 of the Registrant's 10-K filing for the period ended December 31, 1993. Replaced by the Future Investment Trust Plan dated December 20, 1994, filed herein.

     10.31 Loan Agreement dated July 25, 1994 by and among Burr-Brown Corporation, First Interstate Bank of Arizona, N.A. and Bank One, Arizona, N.A., filed herein.

     10.32 Revolving Credit Note dated July 25, 1994 between Burr-Brown Corporation and First Interstate Bank of Arizona, N.A., filed herein.

     10.33 Revolving Credit Note dated July 25, 1994 between Burr-Brown Corporation and Bank One, Arizona, N.A., filed herein.

     10.34 Security Agreement dated July 29, 1994 between Burr-Brown Corporation and First Interstate Bank of Arizona, N.A., filed herein.

     11.       Computation of per share earnings, filed herein.

     13. Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are expressly incorporated by reference to the Annual Report Form 10-K, filed herein.

     21.       Subsidiaries of the Registrant, filed herein.

     23.1      Consent of Ernst & Young LLP, Independent Auditors, filed herein.

     24.1      Power of Attorney, filed herein.

b.   No reports on Form 8-K have been filed during the fourth quarter of 1994.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     ______________________
     Registrant

By:  SYRUS P. MADAVI                                   Date:  March 17, 1995
     ______________________                                   _______________
     Syrus P. Madavi
     President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Syrus P. Madavi, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substi-tute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.


         Name                           Title                        Date
       _______                        _________                    ________


SYRUS P. MADAVI                    President and Chief          March 17, 1995
___________________________        Executive Officer
Syrus P. Madavi

JOHN L. CARTER                     Executive Vice President     March 17, 1995
___________________________        and Chief Financial Officer
John L. Carter

THOMAS R. BROWN, JR.               Chairman of the Board        March 17, 1995
___________________________
Thomas R. Brown, Jr.

THOMAS J. TROUP                    Vice Chairman of the Board   March 17, 1995
___________________________
Thomas J. Troup

FRANCIS J. AGUILAR                 Director                     March 17, 1995
___________________________
Francis J. Aguilar

JOHN ANDEREGG, JR.                 Director                     March 17, 1995
___________________________
John Anderegg, Jr.

BOB J. JENKINS                     Director                     March 17, 1995
___________________________
Bob J. Jenkins

JAMES A. RIGGS                     Director                     March 17, 1995
___________________________
James A. Riggs

                    BURR-BROWN CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of dollars)
                 Years Ended December 31, 1994, 1993 and 1992

          Col. A           Col. B      Col. C      Col. D            Col. F

                                      Additions  Deductions
                         Balance at    Charged   & Currency          Balance
                          Beginning   To Costs  Translation           at End
     Classification       of Period  & Expenses    Effect           of Period
_______________________  __________  __________  __________        __________
     1994
Deducted from Asset
Account:
 Product Loss Reserve    $ 11,374    $  1,883    $ (6,130)         $  7,127
 Allowance for
  Doubtful Accounts           807         183        (120)              870
                         __________  __________  __________        __________
                         $ 12,181    $  2,066    $ (6,250)         $  7,997
     1993
Deducted from Asset
Account:
 Product Loss Reserve    $  8,805    $  5,870    $ (3,301) (2)     $ 11,374
 Allowance for
  Doubtful Accounts           679         375        (247) (1)          807
                         __________  __________  __________        __________
                         $  9,484    $  6,245    $ (3,548)         $ 12,181
     1992
Deducted From Asset
Account:
 Product Loss Reserve    $  8,715    $  2,704    $ (2,614) (2)     $  8,805
 Allowance for
  Doubtful Accounts           768         242        (331) (1)          679
                         __________  __________  __________        __________
                         $  9,483    $  2,946    $ (2,945)         $  9,484

(1)  Uncollectible accounts written off, net of minor recoveries.
(2)  Obsolete inventory.

Note:  Column E - Other is zero.

                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS
                  (Amounts in thousands, except per share data)
                                            Years Ended December 31,
                                        1994          1993          1992
                                      ________      ________      ________
PRIMARY:
Weighted average number of shares
 outstanding(1)                          9,544         9,543         9,570

Net effect of dilutive stock options
 based on the treasury stock method
 using the average market price of
 Common Stock                              121            41            23
                                      ________      ________      ________
Total                                    9,665         9,584         9,593

Net Income                            $  6,465      $  2,817      $    998

Per Share Amount                      $   0.67      $   0.29      $   0.10

FULLY DILUTED:
Weighted average number of shares
 outstanding(1)                          9,544         9,543         9,570

Net effect of dilutive stock options
 based on the treasury stock method
 using the end of period market price
 of Common Stock, if higher than the
 average market price.                     255            31            41
                                      ________      ________      ________
Total                                    9,799         9,574         9,611

Net Income                            $  6,465      $  2,817      $    998

Per Share Amount                      $   0.66      $   0.29      $   0.10

(1)  Includes all shares held by the Stock Incentive Plan.


                                                                   EXHIBIT 21
                  BURR-BROWN CORPORATION AND SUBSIDIARIES

                                                               Jurisdiction
                Name of Corporation                          of Incorporation
     ____________________________________________            ________________

1.   Burr-Brown International Holding Corporation            Delaware

2.   Burr-Brown Limited                                      United Kingdom

3.   Burr-Brown Japan Limited                                Japan

4.   Burr-Brown International Limited                        United Kingdom

5.   Burr-Brown International S.A.                           France

6.   Burr-Brown International S.r.L.                         Italy

7.   Burr-Brown International BV                             The Netherlands

8.   Burr-Brown International GmbH                           Germany

9.   Burr-Brown Research GesmbH                              Austria

10.  Burr-Brown AG                                           Switzerland

11.  Burr-Brown Foreign Sales Corporation                    Barbados

12.  Burr-Brown Europe Limited                               Scotland

13.  Power Convertibles Corporation                          Arizona
     (fka Analog Microsystems, Inc.)

14.  PCC de Mexico S.A. de C.V.                              Mexico

15.  Power Convertibles Ireland Limited                      Ireland

16.  Intelligent Instrumentation, Inc.                       Arizona

17.  Intelligent Instrumentation Japan, KK                   Japan

18.  Intelligent Instrumentation GmbH                        Germany

19.  Intelligent Instrumentation Limited                     United Kingdom

20.  Intelligent Instrumentation S.r.l.                      Italy

21.  Intelligent Instrumentation S.A.                        France

22.  Intelligent Instrumentation, Inc. Foreign               Barbados
       Sales Corporation

                                 - 21 -