Form 10-Q
period 1995-04-01
BURR BROWN CORP
filed 1995-05-12
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549

                                   FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 _______  Exchange Act of 1934

               For the quarterly period ended April 1, 1995

                                      or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities _______ Exchange Act of 1934

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

                                (520) 746-1111
                        _______________________________
                        (Registrant's telephone number)

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

              Common Stock, $0.01 par value 9,556,854 Shares

                     BURR-BROWN CORPORATION AND SUBSIDIARIES

                                        INDEX
                                                                      Page #
PART I.   FINANCIAL INFORMATION

     Item 1   Financial Statements

          Consolidated Statements of Income,
          Quarters Ended April 1, 1995 and April 2, 1994                3

          Consolidated Statements of Financial Position,
          April 1, 1995, and December 31, 1994                          4

          Consolidated Statements of Cash Flows,
          Quarters Ended April 1, 1995 and April 2, 1994                5

          Notes to Consolidated Financial Statements                    6

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7

PART II.  OTHER INFORMATION

     Item 4   Submission of Matters to a Vote of Security Holders       8

     Item 6   Exhibits and Reports on Form 8-K

              (a)  Exhibit 11: Computation of Consolidated
                   Earnings Per Share                                   9

              (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended April 1, 1995.

SIGNATURES

     Signature Page                                                    10

PART I.   FINANCIAL INFORMATION

                  BURR-BROWN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                  (In thousands except per share amounts)
                                                          Quarters Ended
                                                        Apr 1,       Apr 2,
                                                         1995         1994
                                                       ________     ________
Net Sales                                              $ 59,547     $ 47,355
Cost of Sales                                            31,361       24,481
                                                       ________     ________
Gross Margin                                             28,186       22,874
Expenses:
  Sales and Marketing                                     9,766        9,331
  Product Development                                     5,828        4,929
  General and Administrative                              5,801        5,250
                                                       ________     ________
                                                         21,395       19,510

Income From Operations                                    6,791        3,364

Interest Expense                                           (283)        (514)
Other Expense                                              (128)        (295)
                                                       ________     ________
Income Before Income Taxes                                6,380        2,555
Provision for Income Taxes                                1,723          818
                                                       ________     ________
Net Income                                             $  4,657     $  1,737

Earnings Per Common Share                              $   0.47     $   0.18

Shares Used in Per Common Share Calculation               9,870        9,535

See Notes to Consolidated Financial Statements.


                      BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Thousands of dollars)

                                                        Apr 1,      Dec 31,
                                                         1995         1994
                                                       ________     ________
                                                      (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 13,697     $  9,925
  Trade Receivables                                      49,117       39,642
  Inventories                                            39,694       40,092
  Deferred Income Taxes                                     904          331
  Other                                                   3,232        2,182
                                                       ________     ________
  Total Current Assets                                  106,644       92,172

Land, Buildings and Equipment
  Land                                                    3,407        3,396
  Buildings and Improvements                             22,930       21,926
  Equipment                                              87,829       84,133
                                                       ________     ________
                                                        114,166      109,455
  Less Accumulated Depreciation                         (71,956)     (68,072)
  Projects in Progress                                    7,035        4,513
                                                       ________     ________
                                                         49,245       45,896
  Other Assets                                            5,833        4,940
                                                       ________     ________
                                                       $161,722     $143,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                                        $ 18,271     $ 16,964
  Accounts Payable                                       17,963       12,747
  Accrued Expenses                                       11,816        9,277
  Accrued Employee Compensation and Payroll Taxes         5,489        4,834
  Income Taxes Payable                                    3,916        1,630
  Current Portion of Long-Term Debt                       1,476        1,097
                                                       ________     ________
  Total Current Liabilities                              58,931       46,549

Long-Term Debt                                            2,012        1,839
Deferred Gain                                             3,742        4,116
Deferred Income Taxes                                     1,082        1,182
Other Long-Term Liabilities                               1,939        1,700
Commitments and Contingencies                                 -            -
Stockholders' Equity
  Preferred Stock                                             -            -
  Common Stock                                               97           97
  Additional Paid-In Capital                             26,446       26,400
  Retained Earnings                                      63,499       58,842
  Equity Adjustment From Foreign Currency Translation     5,454        3,504
  Treasury Stock                                         (1,480)      (1,221)
                                                       ________     ________
                                                         94,016       87,622
                                                       ________     ________
                                                       $161,722     $143,008

See Notes to Consolidated Financial Statements.

                 BURR-BROWN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited) (In thousands of dollars)
                                                          Quarters Ended
                                                        Apr 1,       Apr 2,
                                                         1995         1994
                                                       ________     ________
OPERATING ACTIVITIES:
Net Income                                             $  4,657     $  1,737
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                           2,903        2,476
  Amortization of Deferred Gain                            (374)        (374)
  Provision for Losses on Inventories                     1,461        1,073
  Credit for Deferred Income Taxes                         (627)         (26)
  Loss on Disposition of Equipment                          259            6
  (Gain) Loss on Foreign Currency Transactions             (116)          36
  Income From Unconsolidated Affiliate                      (82)         (16)
Changes in Operating Assets and Liabilities:
  Increase in Trade Receivables                          (6,091)      (2,116)
  Decrease (Increase) in Inventories                         50       (1,084)
  (Increase) Decrease in Other Assets                    (1,162)         210
  Increase in Accounts Payable                            4,489        1,319
  Increase (Decrease) in Accrued Expenses
     and Other Liabilities                                5,059         (801)
                                                       ________     ________
Net Cash Provided by Operating Activities                10,426        2,440

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment               (5,784)      (2,451)
Proceeds from Sale of Equipment                              48          351
                                                       ________     ________
Net Cash Used in Investing Activities                    (5,736)      (2,100)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term Borrowings             -        2,403
Payments of Short-Term and Long-Term Borrowings            (377)        (646)
Payments for Capital Stock Activity, Net                   (213)          (3)
                                                       ________     ________
Net Cash (Used In) Provided By Financing Activities        (590)       1,754
Effect of Exchange Rate Changes                            (328)        (122)
                                                       ________     ________
Increase in Cash and Cash Equivalents                     3,772        1,972
Cash and Cash Equivalents at Beginning of Year            9,925       13,066
                                                       ________     ________
Cash and Cash Equivalents at End of Three Months       $ 13,697     $ 15,038

[FN]
See Notes to Consolidated Financial Statements.

                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited) (In thousands)

1.  BASIS OF PRESENTATION
- - - - -------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 1995, are not necessarily indicative of the results to be expected for the year ending Decem-ber 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

2.  INVENTORIES
- - - - ---------------
Inventories consist of the following:                   Apr 1,       Dec 31,
                                                         1995         1994
                                                       ________     ________
     Raw Materials                                     $ 12,989     $ 14,334
     Work-In-Process                                     17,770       15,062
     Finished Goods                                      17,349       17,823
                                                       ________     ________
                                                         48,108       47,219
     Valuation Reserve                                   (8,414)      (7,127)
                                                       ________     ________
                                                       $ 39,694     $ 40,092

3.  SUBSEQUENT EVENT
- - - - --------------------
On April 21, 1995, the Company's Board of Directors declared a three-for-two stock distribution to stockholders of record as of May 5, 1995. Fractional shares not evenly divisible by two will be paid in cash. In addition, the Board also approved an increase in the number of shares authorized proportional to the distribution.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
- - - - ---------------------
Bookings of $76.0 million were up 58 percent when compared to the same period in 1994 and up 50 percent over the fourth quarter of 1994. Several factors contributed to the increase including initial stocking orders at European distributors and orders with longer lead times. Though encouraged by the bookings rate, the first quarter rate may overstate the true end-user demand.

Sales of $59.5 million increased 26 percent from the same quarter of 1994 and 19 percent from the preceding fourth quarter. The sales increase was primarily attributed to increased unit sales volume; however, moving exchange rates (primarily the Japanese Yen, but also the German Mark and other currencies) also had a favorable impact on this quarter's revenue and profits. Geographically, sales increased in all three of the Company's major locales, the Americas, Europe, and Asia compared to both the year-ago quarter and the prior quarter.

The gross profit of 47 percent of sales represents a decrease of 1 percentage point when compared to the first quarter of 1994 and an increase of 5 percentage points when compared to the fourth quarter of 1994. The gross margin improve-ment from the fourth quarter 1994 level is primarily the result of higher demand driving higher production levels; therefore, increased overhead absorption and improved cost performance.

As a percentage of sales, operating expenses have decreased 5 percentage points when compared with the first quarter of 1994. The decline is attributed to the tighter controls on certain expenditures and an increase in sales. The Company will continue to focus on reducing such expenses through improvements in sales and operating efficiencies.

Operating income was $6.8 million for the quarter, an increase of 102 percent from the same quarter in 1994. However, operating expenses did increase 10 percent compared to the first quarter of 1994. Sales and marketing expenses only increased 5 percent compared to the first quarter of 1994, which is a result of the tighter expense controls and increased use of distributors. Product development expenses increased 18 percent and this reflects the Com-pany's continuing investment in producing new products and improving existing products or processes. General and administrative expenses increased 11 percent compared to the first quarter of 1994, which includes additional expenses for a new, more favorable vacation policy and increased legal expenses.

The estimated annual effective tax rate is 27 percent for 1995 compared to 22 percent for 1994. The higher effective tax rate is due to higher projected earnings and a projected shift in the mix of earnings between different tax jurisdictions throughout the world.

Net income for the quarter was $4.7 million ($0.47 per share), up 168 percent from the $1.7 million ($0.18 per share) earned in the first quarter of 1994 and up 339 percent from the $1.1 million ($0.11 per share) earned in the fourth quarter of 1994.

FINANCIAL CONDITION
- - - - -------------------
For the three months ended April 1, 1995, the Company generated a net cash flow from operations of $10.4 million, an increase of $8.0 million from the corres-ponding period in 1994. Cash and cash equivalents increased $3.8 million over December 31, 1994.

Inventories have remained relatively flat compared to the end of the year primarily due to higher production levels to meet increased sales. However, management continues to make the reduction of inventory levels a priority.

- - - - -------------------
Plant and equipment expenditures for the three month period totaled $5.8 million while planned capital investments for the entire year are anticipated to range between $20 million and $22 million. The first quarter 1995 capital expendi-tures were chiefly for an order fulfillment system, test equipment and production equipment. Planned capital investments will primarily be financed by cash from operations, cash reserves, and, if needed, by borrowing under existing credit lines.

The Company's current ratio decreased to 1.81 at April 1, 1995, from 1.98 at December 31, 1994. In addition to its term debt, the Company had approximately $61.8 million in credit facilities available with domestic and overseas banks at the end of the first quarter, of which approximately $18.3 million or 30 percent was utilized. Management believes the Company has sufficient capital resources available for the next 12 months.

                        PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - ------------------------------------------------------------
a.   The Annual Meeting of Shareholders was held April 21, 1995.

b. The following Directors were elected to serve until the next Annual Meet-ing and until their successors are duly elected and qualified. The Directors are as follows:

                             Thomas R. Brown, Jr.
                              Francis J. Aguilar
                             John S. Anderegg, Jr.
                              Marcelo A. Gumucio
                                Bob J. Jenkins
                                Syrus P. Madavi
                                James J. Riggs
                                Thomas J. Troup

     Voting on this resolution were 8,533,688 shares for, 5,688 shares authorization withheld, and 1,016,334 shares not voted.

c. The shareholders approved the selection of Ernst & Young, LLP as Indepen-dent auditors for the Corporation for the ensuing fiscal year.

     Voting on this resolution were 8,537,860 shares for, 200 shares against, 1,316 shares abstained, and 1,016,334 shares not voted.

ITEM 6. EXHIBITS
                                                                    Exhibit 11

                BURR-BROWN CORPORATION AND SUBSIDIARIES
            COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
                            (Unaudited)

Earnings per share are computed using the weighted number of shares outstanding plus incremental shares issuable upon exercise of outstanding options under the treasury stock method.
                                                         Quarters Ended
                                                       Apr 1,       Apr 2,
                                                        1995         1994
                                                     __________   __________
INCOME:
Net Income                                           $4,657,000   $1,737,000

PRIMARY EARNINGS PER SHARE:
Weighted Average Number of Shares Outstanding         9,560,000    9,535,000

Net Effect of Dilutive Stock Options Based on the
  Treasury Stock Method Using the Average Market
  Price of Common Stock                                 310,000            -
                                                     __________   __________
Common Stock and Common Stock Equivalents             9,870,000    9,535,000

Primary Earnings Per Share                               $ 0.47       $ 0.18

FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number of Shares Outstanding         9,560,000    9,535,000

Net Effect of Dilutive Stock Options Based on the
  Treasury Stock Method Using the End of Period
  Market Price of Common Stock, if Higher Than
  Average                                               404,000            -
                                                     __________   __________
Common Stock and Common Stock Equivalents             9,964,000    9,535,000

Fully Diluted Earnings Per Share                         $ 0.47       $ 0.18

                                - 9 -

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BURR-BROWN CORPORATION
                                                 ______________________




May 8, 1995                                      SYRUS P. MADAVI
____________                                     ______________________
  (Date)                                         Syrus P. Madavi
                                                 President and Chief Executive
                                                 Officer



                                                 JOHN L. CARTER
                                                 ______________________
                                                 John L. Carter
                                                 Executive Vice President
                                                 and Chief Financial Officer