Form 10-Q
period 1995-07-01
BURR BROWN CORP
filed 1995-08-15
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)
   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended July 1, 1995, or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                   Common Stock, $0.01 par value 14,423,696 Shares

                    BURR-BROWN CORPORATION AND SUBSIDIARIES

                                    INDEX                              Page #
                                    _____                              ______
PART I.   FINANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Statements of Income, three and six months
          ended July 1, 1995 and July 2, 1994                            3

          Consolidated Statements of Financial Position, July 1,
          1995 and December 31, 1994                                     4

          Consolidated Statements of Cash Flows, six months ended
          July 1, 1995 and July 2, 1994                                  5

          Notes to Consolidated Financial Statements                     6

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

  Item 1  Legal Proceedings                                              9

  Item 6  Exhibits and Reports on Form 8-K

          (a)  Exhibit 11: Computation of Consolidated Earnings
               per Share                                                 10

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended July 1, 1995

SIGNATURES

  Signature Page                                                        11

                        PART I.  FINANCIAL INFORMATION

                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)
                               Three Months Ended        Six Months Ended
                               July 1,     July 2,      July 1,     July 2,
                                1995        1994         1995        1994
                              _________   _________    _________   _________
Net Sales                     $ 69,594    $ 47,607     $129,141    $ 94,962
Cost of Sales                   35,796      24,797       67,157      49,278
                              _________   _________    _________   _________
Gross Profit                    33,798      22,810       61,984      45,684
Expenses:
  Product Development            6,921       5,583       12,749      10,512
  Selling, General
    and Administrative          16,811      13,458       32,378      28,039
                              _________   _________    _________   _________
                                23,732      19,041       45,127      38,551
Income from Operations          10,066       3,769       16,857       7,133
Interest Expense                  (315)       (529)        (598)     (1,043)
Other Expense                     (374)       (351)        (502)       (646)
                              _________   _________    _________   _________
Income Before Income Taxes       9,377       2,889       15,757       5,444
Provision For Income Taxes       2,532         925        4,255       1,743
                              _________   _________    _________   _________
Net Income                    $  6,845    $  1,964     $ 11,502    $  3,701
                              _________   _________    _________   _________

Earnings Per Common Share     $   0.45    $   0.14     $   0.76    $   0.26
                              _________   _________    _________   _________
Shares Used In Per Common
  Share Calculation             15,212      14,436       15,071      14,355
                              _________   _________    _________   _________

See Notes to Consolidated Financial Statements

                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                            (In thousands of dollars)
                                                        Jul 01,      Dec 31,
                                                         1995         1994
                                                       _________    _________
                                                      (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 14,127     $  9,925
  Trade Receivables                                      54,948       39,642
  Inventories                                            41,220       40,092
  Deferred Income Taxes                                   1,179          331
  Other Current Assets                                    4,209        2,182
                                                       _________    _________
Total Current Assets                                    115,683       92,172

Land, Buildings and Equipment
  Land                                                    3,402        3,396
  Buildings and Improvements                             23,702       21,926
  Equipment                                              91,030       84,133
                                                       _________    _________
                                                        118,134      109,455
  Less Accumulated Depreciation                         (74,422)     (68,072)
  Projects in Progress                                    6,251        4,513
                                                       _________    _________
                                                         49,963       45,896
  Other Assets                                            5,531        4,940
                                                       _________    _________
                                                       $171,177     $143,008
                                                       _________    _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                                        $ 18,771     $ 16,964
  Accounts Payable                                       17,130       12,747
  Accrued Expenses                                       12,065        9,277
  Accrued Employee Compensation and Payroll Taxes         7,744        4,834
  Income Taxes Payable                                    4,405        1,630
  Current Portion of Long-Term Debt                       1,029        1,097
                                                       _________    _________
Total Current Liabilities                                61,144       46,549

Long-Term Debt                                            1,895        1,839
Deferred Gain                                             3,367        4,116
Deferred Income Taxes                                     1,204        1,182
Other Long-Term Liabilities                               2,019        1,700

Commitments and Contingencies

Stockholders' Equity
  Preferred Stock                                             -            -
  Common Stock                                              147           97
  Additional Paid-In Capital                             27,099       26,400
  Retained Earnings                                      70,340       58,842
  Equity Adjustment From Foreign Currency Translation     5,543        3,504
  Treasury Stock                                         (1,581)      (1,221)
                                                       _________    _________
                                                        101,548       87,622
                                                       _________    _________
                                                       $171,177     $143,008
                                                       _________    _________

See Notes to Consolidated Financial Statements.

                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)
                                                          Six Months Ended
                                                         July 1,     July 2,
                                                          1995        1994
                                                        _________   _________
OPERATING ACTIVITIES:
Net Income                                              $ 11,502    $  3,701
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
  Depreciation and Amortization                            5,962       5,040
  Amortization of Deferred Gain                             (749)       (748)
  Provision for Losses on Inventories                      2,600       2,712
  Credit for Deferred Income Taxes                          (772)        (72)
  Loss on Disposition of Equipment                           456          65
  Gain on Foreign Currency Transactions                     (185)        (12)
  Loss (Income) from Unconsolidated Affiliate                 26         (68)
Changes in Operating Assets and Liabilities:
  Increase in Trade Receivables                          (11,376)     (1,125)
  Increase in Inventories                                 (2,498)     (2,290)
  Increase in Other Assets                                (1,854)       (270)
  Increase in Accounts Payable                             3,584         918
  Increase (Decrease) in Accrued Expenses and
    Other Liabilities                                      8,182      (1,051)
                                                        _________   _________
Net Cash Provided by Operating Activities                 14,878       6,800

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment                (9,537)     (5,391)
Proceeds from Sale of Equipment                               78         359
                                                        _________   _________
Net Cash Used In Investing Activities                     (9,459)     (5,032)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term Borrowings            436      10,585
Payments of Short-Term and Long-Term Borrowings           (1,384)     (9,412)
Proceeds from Capital Stock Activity, Net                    385          56
                                                        _________   _________
Net Cash (Used In) Provided By Financing Activities         (563)      1,229
Effect of Exchange Rate Changes                             (654)       (226)
                                                        _________   _________
Increase in Cash and Cash Equivalents                      4,202       2,771
Cash and Cash Equivalents at Beginning of Year             9,925      13,066
                                                        _________   _________
Cash and Cash Equivalents at End of Six Months          $ 14,127    $ 15,837
                                                        _________   _________

See Notes to Consolidated Financial Statements.

                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (In thousands)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 1, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

On April 21, 1995, the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend to stockholders of record as of May 5, 1995. Comparative period earnings per common share and shares used in the per common share calculation have been adjusted to reflect this three-for-two stock split.

2.  INVENTORIES

Inventories consist of the following:

                                                    Jul 1,      Dec 31,
                                                     1995        1994
                                                   _________   _________
     Raw Material                                  $ 13,309    $ 14,334
     Work-In-Process                                 18,929      15,062
     Finished Goods                                  18,095      17,823
                                                   _________   _________
                                                     50,333      47,219
     Valuation Reserve                               (9,113)     (7,127)
                                                   _________   _________
                                                   $ 41,220    $ 40,092
                                                   _________   _________

3.  CONTINGENCIES

The Company is involved in four ground water claims, one of which is still in the early stages of the legal process. The Company has filed a motion for dismissal without prejudice on the other three claims and is awaiting approval of the court. In the one remaining case, based on investigations to date, management does not believe the Company contributed to the alleged contamin-ation and therefore is of the opinion that the disposition of this claim will not result in any material change in the Company's financial condition, results of operations or liquidity.

                     BURR-BROWN CORPORATION AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased from $95.0 million in the first half of 1994 to $129.1 million in the first half of 1995. This increase of 36% reflects increased sales of many of the Company's products, particularly products for the commun-ications, computing and digital audio markets. Growth in sales occurred in all geographic areas and was favorably impacted by changes in U.S. dollar/ foreign currency exchange rates, particularly for the Japanese Yen and the German Mark. The increase in the Company's net sales also reflects increased overall product demand throughout the semiconductor industry. Unit volumes increased significantly in the 1995 period compared to 1994 while average selling prices decreased somewhat compared to the 1994 period, due largely to changes in the Company's product mix.

Second quarter bookings of $74 million were up 51% compared to the same period in 1994. Bookings for the first six months were $150 million, up 54% from the first six months of last year. The book-to-bill ratio increased slightly for the quarter to 1.07 compared to 1.03 for the second quarter of 1994.

The 1995 second quarter's gross profit, 49% of net sales, is an increase of two percentage points over last quarter's margin and an increase of one percentage point compared to 1994's second quarter, primarily resulting from increased utilization of manufacturing capacity due to increased sales volume. The Company's gross margins remained relatively constant at approximately 48% for the first six months of 1995 compared to the same period in 1994. This reflects the combined effect of a substantial increase in the Company's sales volumes that resulted in a higher utilization of its manufacturing capacity, offset by a change in product mix to faster growing but lower margin products in com-munications, computing and digital audio.

Product development expenses increased from $10.5 million in the first half of 1994 to $12.7 million in the first half of 1995 while decreasing from 11.1% to 9.9% of net sales. The Company's long-term strategy is to increase this spending level, both in absolute dollars and as a percentage of net sales. During the first half of 1995, the Company established a separate technology development department focused on process development in order to assist in this critical area.

Selling, general and administrative expenses increased from $28.0 million in the first half of 1994 to $32.4 million in the first half of 1995. This represents a reduction of selling, general and administration expenses from 29.5% of net sales in 1994 to 25.1% in 1995. The substantial percentage decrease reflects the allocation of such expenses over substantially higher sales volumes, the increased percentage of sales made through independent distributors, and benefits from the consolidation of the Company's European sales and marketing operations in the fourth quarter of 1994.

As a result of the above-described effects, net income increased substantially from $3.7 million in the first half of 1994 to $11.5 million in the first half of 1995. Net income was also impacted by interest and other expenses of $1.7 million in the 1994 period compared to $1.1 million in the 1995 period and by a first half 1994 tax provision of 32% compared to a tax provision of 27% for the same period in 1995. The tax rates for both the 1994 and 1995 periods have been favorably impacted by the expected utilization of net operating loss and tax credit carryforwards as well as a greater increase in United States profits than the increase in profits from foreign operations which have higher income tax rates than the United States.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results cannot necessarily be predicted based on past performance, due to a number of factors affecting the Company and the semiconductor industry. The semiconductor industry is influenced by rapidly changing technology, the supply and price of raw materials, increased competi-tion, price erosion, international monetary values and economic conditions generally. The Company's future success also rests in its ability to make new product introductions that are timely, achieve market acceptance and produce acceptable margins. Although the Company believes it has adequate resources to sustain its current operations, its financial results may be significantly affected by the above and other factors.

FINANCIAL CONDITION

For the six months ended July 1, 1995, the Company generated a net cash flow from operations of $15 million, an increase of $8 million over the corres-ponding period in 1994. Cash and cash equivalents increased $4 million from December 31, 1994.

Net inventories decreased 8% or $4 million compared to the same period in 1994, reflecting the Company's continued progress toward reducing its inventory to sales ratio. The Company's inventory levels increased 3% when compared to the 1994 end-of-year balance due to increasing production levels to meet customer demands.

Plant and equipment expenditures for the six month period totaled $10 million while planned capital investments for the entire year are anticipated to range between $22 million and $26 million. Capital expenditures in the first six months of 1995 related to enhanced business information systems and equipment necessary to increase manufacturing capacity. Planned capital investments for 1995 should primarily be financed by cash from operations, cash reserves, and, if needed, by borrowing under existing credit lines.

Current assets increased 8% compared to the previous quarter while current liabilities increased only 4%, causing the Company's current ratio to improve. The Company's current ratio was 1.89 at July 1, 1995. In addition to its outstanding term debt, the Company had approximately $63 million in credit facilities available with domestic and overseas banks at the end of the second quarter, of which approximately $19 million or 30% was utilized. Management believes the Company has sufficient capital resources available for the next 12 months.

The Company is a named party in a toxic tort case filed in Pima County
Superior Court on January 13, 1992. The Company attempted informal negotia-tions with the plaintiffs for dismissal that were ultimately unsuccessful. On September 29, 1993, the Company then answered and denied liability. The Company is named in three other toxic tort cases that were filed in U.S. District
Court on September 20, 1991, August 7, 1992, and January 9, 1995, respectively. They are consolidations of individual lawsuits that sought damages for contam-inating ground water which was then pumped from public wells and consumed.
The Company has filed a motion for dismissal without prejudice on these three cases and is awaiting approval of the court.

After undertaking extensive hydrological investigations and consultation with independent environmental consultants, management does not believe the Company contributed to any alleged contamination and, therefore, is of the opinion that the disposition of the claims described above will not result in any material change in the Company's financial condition, results of operations or liquidity. However, environmental litigation is inherently uncertain, and there can be no assurance as to the ultimate outcome of the claims.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With repsect to the following three pending litigation matters, which have been previously reported in the Form 10-K for the fiscal year ended December 31, 1994, the Company has filed a motion for dismissal without prejudice, and is awaiting approval of the court.

a.  YSLAVA ET.AL. VERSUS HUGHES AIRCRAFT COMPANY.

b.  LANIER VERSUS HUGHES AIRCRAFT COMPANY.

c.  ARELLANO VERSUS HUGHES AIRCRAFT COMPANY.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                   Exhibit 11
                     BURR-BROWN CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
                                  (Unaudited)

Earnings per share are computed using the weighted average number of shares outstanding plus incremental shares issuable upon exercise of outstanding options under the treasury stock method.

                               Three Months Ended       Six Months Ended
                              July 1,      July 2,      July 1,      July 2,
                               1995         1994 (1)     1995         1994 (1)
                            __________   __________   __________   __________
INCOME:
Net Income                  $ 6,845,000  $ 1,964,000  $11,502,000  $ 3,701,000

PRIMARY EARNINGS PER SHARE:
Weighted Average Number
of Shares Outstanding        14,383,000   14,312,000   14,362,000   14,307,000

Net Effect of Dilutive
Stock Options Based on
the Treasury Stock Method
Using the Average Market
Price of Common Stock           829,000      124,000      709,000       48,000
                             __________   __________   __________   __________
Common Stock and Common
Stock Equivalents            15,212,000   14,436,000   15,071,000   14,355,000
                             __________   __________   __________   __________

Primary Earnings per Share   $     0.45   $     0.14   $     0.76   $     0.26
                             __________   __________   __________   __________

FULLY DILUTED EARNINGS
PER SHARE:
Weighted Average Number
of Shares Outstanding        14,383,000   14,312,000   14,362,000   14,307,000

Net Effect of Dilutive
Stock Options Based on
the Treasury Stock Method
Using the End of Period
Market Price of Common
Stock, If Higher Than
Average                         905,000      124,000      899,000       56,000
                             __________   __________   __________   __________
Common Stock and Common
Stock Equivalents            15,288,000   14,436,000   15,261,000   14,363,000
                             __________   __________   __________   __________

Fully Diluted Earnings
per Share                    $     0.45   $     0.14   $     0.75   $     0.26
                             __________   __________   __________   __________

(1) Common share information was restated to reflect a 3-for-2 stock split effective May, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BURR-BROWN CORPORATION
                                         ___________________________________
                                         (Registrant)


August 15, 1995                          SYRUS P. MADAVI
______________                           ___________________________________
(Date)                                   Syrus P. Madavi
                                         President and Chief Executive Officer


                                         JOHN L. CARTER
                                         ___________________________________
                                         John L. Carter
                                         Executive Vice President and
                                         Chief Financial Officer