Form 10-Q
period 1995-09-30
BURR BROWN CORP
filed 1995-11-14
CIK 715577

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995

                                     or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-11438

                            BURR-BROWN CORPORATION
                            ----------------------
               (Exact name of registrant as specified in its charter)

      Delaware                                       	    86-0445468
------------------------                            -----------------------
(State of Incorporation)                            (IRS Employer I.D. No.)

                         6730 South Tucson Boulevard
                            Tucson, Arizona 85706
                         ---------------------------
                  (Address of principle executive offices)

                                (520) 746-1111
                                --------------
                        (Registrant's telephone number)

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

             Common Stock, $0.01 par value 16,269,341 Shares

                   BURR-BROWN CORPORATION AND SUBSIDIARIES

                                   INDEX                            Page#
PART I.   FINANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Statements of Income, three and nine
          months ended September 30, 1995 and October 1, 1994        3

          Consolidated Statements of Financial Position,
          September 30, 1995 and December 31, 1994                   4

          Consolidated Statements of Cash Flows, nine months
          ended September 30, 1995 and October 1, 1994               5

          Notes to Consolidated Financial Statements                 6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations              8


PART II.  OTHER INFORMATION

  Item 1  Legal Proceedings                                         10

  Item 4  Submission of Matters to a Vote of Security Holders       10

  Item 6  Exhibits and Reports on Form 8-K

          (a) Exhibit 11: Computation of Consolidated
              Earnings Per Share                                    11

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995


SIGNATURES

              Signature Page                                        12

                        PART I.  FINANCIAL INFORMATION

                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In thousands except per share amounts)
                               Three Months Ended       Nine Months Ended
                               Sep 30,     Oct 1,       Sep 30,      Oct 1,
                                1995       1994          1995        1994
                               ---------   ---------   ---------  ---------
Net Sales                      $70,218     $49,217      $199,359   $144,179
Cost of Sales                   35,807      28,040       102,964     77,318
                               ---------   ---------     --------  ---------
Gross Profit                    34,411      21,177        96,395     66,861
Expenses:
  Research and Development       6,695       5,386        19,444     15,898
  Selling, General and
  Administrative                16,173      13,464        48,551     41,503
                              ---------    --------      --------   --------
                                22,868      18,850        67,995     57,401
Income from Operations          11,543       2,327        28,400      9,460
Interest Expense                  (265)       (424)         (863)    (1,467)
Other Income (Expense)              74         160          (428)      (486)
                              ---------    --------      --------   --------
Income before Income Taxes      11,352       2,063        27,109      7,507
Provision for Income Taxes       3,065         359         7,320      2,102
                             ----------    --------      --------   --------
Net Income                   $   8,287     $ 1,704       $19,789     $5,405
                             ----------    --------      --------   --------
Earnings per Common Share       $ 0.54      $ 0.12(1)     $ 1.30     $ 0.37(1)
                             ----------    --------     ---------   --------
Shares Used in per Common
Share Calculation           15,417,000  14,521,500(1) 15,230,000  14,476,500(1)
                            ----------  ----------    ----------  ----------

See Notes to Consolidated Financial Statements.

(1) Common share information was restated to reflect a 3-for-2 stock split effective May, 1995.

                      BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (In thousands of dollars)
                                               Sep 30,         Dec 31,
                                                1995  	         1994
                                              -----------     -----------
                                              (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                   $ 82,792         $   9,925
  Trade Receivables                             53,436            39,642
  Inventories                                   43,429            40,092
  Deferred Income Taxes	                         3,567               331
  Other Current Assets                           4,039             2,182
                                               --------        ----------
  Total Current Assets                         187,263            92,172

Land, Buildings and Equipment
  Land                                           3,399             3,396
  Buildings and Improvements                    23,003            21,926
  Equipment                                     94,470            84,133
                                               --------          --------
                                               120,872           109,455
  Less Accumulated Depreciation	               (74,504)          (68,072)
  Projects in Progress                           4,881             4,513
                                               --------         ---------
                                                51,249            45,896
  Other Assets                                   5,731             4,940
                                               --------         ---------
                                              $244,243          $143,008
                                               --------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                               $ 17,791         $  16,964
  Accounts Payable                              17,016            12,747
  Accrued Expenses                              15,245             9,277
  Accrued Employee Compensation and
  Payroll Taxes                                  8,892             4,834
  Income Taxes Payable                           5,607             1,630
  Current Portion of Long-Term Debt              1,154             1,097
                                               ---------        ----------
  Total Current Liabilities                     65,705            46,549

Long-Term Debt                                   1,945             1,839
Deferred Gain                                    2,993             4,116
Deferred Income Taxes                            1,205             1,182
Other Long-Term Liabilities                      2,054             1,700

Commitments and Contingencies

Stockholders' Equity
  Preferred Stock                                   -                 -
  Common Stock                                     165                97
  Additional Paid-In Capital                    89,519            26,400
  Retained Earnings                             78,627            58,842
  Equity Adjustment From Foreign
  Currency Translation                           3,677             3,504
  Treasury Stock                                (1,647)           (1,221)
                                               ---------         ---------
                                               170,341            87,622
                                               ---------         ---------
                                              $244,243          $143,008
                                               ---------         ---------

See Notes to Consolidated Financial Statements.

                       BURR-BROWN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (In thousands of dollars)
                                                   Nine Months Ended
                                                   Sep 30,      Oct 1,
                                                    1995        1994
                                                  ---------    ---------
OPERATING ACTIVITIES:
Net Income                                        $ 19,789     $   5,405
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      9,028         7,751
  Amortization of Deferred Gain                     (1,123)       (1,122)
  Provision for Losses on Inventories                1,532         3,831
  Credit for Deferred Income Taxes                  (3,219)          (22)
  Loss on Disposition of Equipment                     396           156
  Loss on Foreign Currency Transactions                108            77
  Loss (Income) from Unconsolidated Affiliate            5           (69)
Changes in Operating Assets and Liabilities:
  Increase in Trade Receivables                    (13,574)       (3,160)
  Increase in Inventories                           (4,813)         (247)
  Increase in Other Assets                          (2,626)         (726)
  Increase in Accounts Payable                       4,467         3,118
  Increase (Decrease) in Accrued Expenses and
  Other Liabilities                                 14,147        (2,189)
                                                  --------       ---------
Net Cash Provided By Operating Activities           24,117        12,803

INVESTING ACTIVITIES:
Purchases of Land, Buildings and Equipment         (13,949)       (8,106)
Proceeds from Sale of Equipment                        120           382
                                                  --------        --------
Net Cash Used in Investing Activities              (13,829)       (7,724)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term Borrowings    1,097        17,315
Payments of Short-Term and Long-Term Borrowings     (1,000)      (18,024)
Proceeds from Capital Stock Activity, Net           62,757            10
                                                  --------       ---------
Net Cash Provided by (Used In) Financing
Activities                                          62,854          (699)
Effect of Exchange Rate Changes                       (275)         (592)
                                                  ---------      ---------
Increase in Cash and Cash Equivalents               72,867         3,788
Cash and Cash Equivalents at Beginning of Year       9,925        13,066
                                                  ---------      ---------
Cash and Cash Equivalents at End of Nine Months    $82,792       $16,854
                                                  ---------      ---------

See Notes to Consolidated Financial Statements.

                  BURR-BROWN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine month period ended September 30, 1995, are not necessarily indica-tive of the results to be expected for the year ending December 31, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

On April 21, 1995, the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend to stockholders of record as of May 5, 1995. Comparative period earnings per common share and shares used in the per common share calculation have been adjusted to reflect this three-for-two stock split.

2.  INVENTORIES

Inventories consist of the following:

                                                   Sep 30,       Dec 31,
                                                    1995          1994
                                                   (000's)       (000's)
                                                  ---------    ---------
Raw Material                                      $ 14,201     $ 14,334
Work-In-Process                                     19,031       15,062
Finished Goods                                      18,029       17,823
                                                   --------     --------
                                                    51,261       47,219
Valuation Reserve                                   (7,832)      (7,127)
                                                   --------     --------
                                                  $ 43,429     $ 40,092
                                                   --------     --------

3. STOCKHOLDERS' EQUITY

On September 27, 1995, the Company received $61,513,000 from the sale of 1,750,000 shares of common stock. At September 30, 1995, these proceeds were invested in preferred stock of municipal funds and short-term notes of federal agencies. These investments are classified as available-for-sale; the cost of these securities approximated their fair market value at September 30, 1995.

4. FOREIGN CURRENCY FORWARD CONTRACTS

As a result of selling its products in overseas markets, the Company is exposed to the effect of foreign exchange rate fluctuations. Along with natural hedges performed by foreign currency payables, the Company has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its receivables. At September 30,1995, and October 1, 1994, the Company had forward exchange contracts to exchange various foreign currencies for U.S. dollars in the amount of $11,525,000 and $8,723,000, respectively. The Company's forward contracts at September 30, 1995, in Yen, Marks, and Pounds had a contractual amount of $7,413,000, $3,484,000 and $628,000, respectively. The estimated fair value at September 30, 1995, of these contracts was $11,257,000. The unreal-ized loss of $268,000, which offsets an unrealized gain on net receivables, has been reflected in the accompanying financial statements. Maturity dates of the forward contracts at September 30, 1995, ranged from October 6, 1995, to December 8, 1995.

5. TAX RATE

The effective tax rate for 1995 is expected to be 27%. The 1995 tax rate is favorably impacted mainly by the utilization of tax credit carryforwards.

6.  CONTINGENCIES

The Company was involved in four ground water claims. The Company filed a motion for a stipulated dismissal on August 14, 1995, for three of these claims. The court order dismissing Burr-Brown without prejudice was entered in all three cases on September 23, 1995. In the one remaining case, based on investigations to date, management does not believe the Company contributed to the alleged contamination and therefore is of the opinion that the disposition of this claim will not result in any material change in the Company's financial condition, results of operations or liquidity.

                  BURR-BROWN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 third quarter sales of $70.2 million represents a 43% increase over 1994 third quarter sales of $49.2 million. Year-to-date sales of $199.4 million were 38% greater than the $144.2 million for the same period in 1994. Signifi-cant sales growth occurred in all geographic areas, with the largest increases coming from Asia. All product areas experienced growth, particularly those targeting the communication, computing and digital audio market. Exchange rate movements, which had the effect of increasing revenue during the first half of 1995, had a less favorable impact during the third quarter as the dollar strengthened against most of the Company's functional currencies, especially the Japanese Yen.

Bookings for the first nine months of 1995 were $220.8 million up 44% over the same period a year ago. Third quarter bookings were $70.5 million or 25% higher than third quarter 1994. The year-to-date 1995 book to bill ratio stands at 1.11 as compared to 1.07 for the same period in 1994.

Third quarter 1995 gross profit, at 49%, represents a 6 percentage point improvement over that of third quarter 1994. Year-to-date gross profit, as a percent of sales, improved by 2 percentage points over the same period in 1994. Higher sales volume resulted in greater utilization of available manufacturing capacity and increased manufacturing productivity.

Research and development expense of $6.7 million in the third quarter of 1995 reflects a 24% increase over third quarter 1994. Year-to-date research and development expense of $19.4 million increased 22% or $3.5 million over the $15.9 million for the same period in 1994. The Company's long-term strategy is to increase this spending level, both in absolute dollars and as a percentage of sales.

Selling, general and administrative expenses were reduced from 29% to 24% as a percentage of sales, when comparing year-to-date 1994 and 1995. Year-to-date selling, general and administrative expenses increased 17% from $41.5 million to $48.5 million over the same period in 1994. This was achieved by controlling the expenses to grow slower than the growth in sales. Revenue growth, increased volume through independent distributors and consolidation of administrative expense in Europe all contributed to this improvement.

At $19.8 million, net income for the first nine months of 1995 was increased by $14.4 million or 267% from the $5.4 million earned in the same period during 1994. As a percentage of revenue, year-to-date net income improved from 4% to 10%. Operating income year-to-date doubled from 7% to 14% of sales. Higher revenue and gross profit and strict control of operating expenses drove this dramatic improvement in profitability.

Year-to-date net income was also favorably impacted by a reduction in interest and other expenses from $2 million in 1994 to $1.3 million in 1995 and from a reduction in the income tax rate from 28% to 27%. The 1995 tax rate has been favorably impacted by the increased ability to utilize tax credit carryforwards. As a result of past financial performance, the Company maintains a deferred tax asset valuation allowance. A significant reduction in this allowance is anticipated in 1995 due to higher utilization of tax credit carryforwards and improved profitability. However, since the future benefit of net deductible temporary differences and carryforwards are not assured, the Company continues to provide a valuation allowance against deferred tax assets.

FOREIGN OPERATIONS

International markets constitute a majority of the Company's revenue.
The resulting transactions have exchange rate fluctuation risk associated with them. To reduce the cash exchange rate risk the Company purchases forward currency contracts to hedge its foreign currency net accounts receivable due from international subsidiaries. The forward contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue as the international subsidiaries' sales are primarily in foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the prior year rate, the exchange rates had a favorable impact of approximately 8% on revenue year-to-date, while the third quarter impact was a favorable 3%.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results cannot necessarily be predicted based on past performance, due to a number of factors affecting the Company and the semiconductor industry. The semiconductor industry is influenced by rapidly changing technology, the supply and price of raw materials, increased comp-etition, price erosion, international monetary values and economic conditions generally. The Company's future success also rests in its ability to make new product introductions that are timely, achieve market acceptance and produce acceptable margins. Although the Company believes it has adequate resources to sustain its current operations, its financial results may be significantly affected by the above and other factors.

FINANCIAL CONDITION

Cash and cash equivalents have increased by $73 million since December 31, 1994. Net cash provided by operations year-to-date of $24 million was $11 million greater than was generated during the corresponding period of 1994, the result of increased sales and increasingly profitable operations.

On September 22, 1995, the Company completed a public sale of 1.75 million shares of common stock resulting in proceeds to the Company of $61.5 million. Proceeds from this sale will be used to meet the requirements of strong market demand and other corporate purposes. This sale reflects management's confidence in the profitable growth opportunities available within its business and their continued commitment to provide the resources necessary to pursue these opportunities.

Both of these actions have greatly increased the Company's financial strength. As compared to 1994 year-end, the debt-equity ratio has improved from .23 to .12 and the current ratio has improved from 1.98 to 2.85.

Despite improvements in manufacturing cycle times, net inventories increased by $3 million or 8% over year-end 1994. The increase was primarily in work-in-process inventory, the direct result of higher levels of production activity to meet higer sales demands. Significant progress has been achieved in reducing the inventory to sales ratio over this period.

Expenditures on plant and equipment for the nine month period totaled
$14 million compared to $8 million for the same period a year ago. Capital investments primarily target capacity expansion at selected bottleneck points in the manufacturing process, improvements to manufacturing productivity and an enterprise wide upgrade of information systems.
Total 1995 expenditures are anticipated to range between $22 million and $26 million depending on timing of equipment receipts.

In addition to its outstanding term debt, the Company had approximately
$59 million in credit facilities available with domestic and overseas banks at the end of the third quarter of 1995, of which approximately $18 million or 31% was utilized. Given both the current cash position and available credit facilities, management believes the Company continues to have sufficient capital resources available to meet its requirements for the foreseeable future.

The Company was involved in four ground water claims. Three toxic tort cases filed in U.S. District Court on September 20, 1991, August 7, 1992, and January 9, 1995, respectively, represented consolidations of individual lawsuits that sought damages for contaminating ground water which was subsequently pumped from public wells and consumed. On September 23, 1995, a court order dismissing Burr-Brown without prejudice was entered in all three cases. In the one remaining case, based on investigations to date, management does not believe the Company contributed to the alleged contamin-ation and therefore is of the opinion that the disposition of this claim will not result in any material change in the Company's financial condition, results of operations or liquidity.



	                    PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

With respect to the following three pending litigation matters, which have been previously reported in the Form 10-K for the fiscal year ended Demcember 31, 1994, on August 14, 1995, motions for stipulated dismissal were filed. The court order dismissing Burr-Brown without prejudice was entered in all three cases on September 23, 1995.

a.	Yslava et.al. versus Hughes Aircraft Company.

b.	Lanier versus Hughes Aircraft Company.

c.	Arellano versus Hughes Aircraft Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. A special Meeting of Shareholders was held September 15, 1995.

b. The shareholders approved an amendment to the Company's restated Certificate of Incorporation to increase the authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

   Voting on this resolution were 12,868,330 shares for, 715,143 shares against, 15,535 shares abstained, and 880,405 shares not voted.

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

                               Three Months Ended        Nine Months Ended
                               Sep 30,      Oct 1,       Sep 30,      Oct 1,
                                1995         1994(1)      1995         1994(1)
                              ----------  ----------   -----------  ----------
INCOME:
Net Income                    $8,287,000  $1,704,000   $19,789,000  $5,405,000

PRIMARY EARNINGS PER SHARE:
Weighted Average Number of
Shares Outstanding            14,549,000  14,311,500    14,424,000  14,307,000

Net Effect of Dilutive Stock
 Options Based on the Treasury
 Stock Method Using the Average
 Market Price of Common Stock    868,000     210,000       806,000     169,500
                              ----------   ---------    ----------   ---------
Common Stock and Common Stock
 Equivalents                  15,417,000  14,521,500    15,230,000  14,476,500
                              ----------   ----------   ----------  ----------
Primary Earnings per Share        $ 0.54      $ 0.12         $1.30      $ 0.37
                              ----------   ----------   ----------  ----------
FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number of Shares
Outstanding                   14,549,000  14,311,500    14,424,000  14,307,000

Net Effect of Dilutive Stock Options
 Based on the Treasury Stock Method
 Using the End of Period Market Price
 of Common Stock, if Higher Than
 Average                         892,000     282,000       944,000     225,000
                              ----------  ----------    ----------  ----------
Common Stock and Common
 Stock Equivalents            15,441,000  14,593,500    15,368,000  14,532,000
                              ----------  ----------    ----------  ----------
Fully Diluted Earnings
per Share                         $ 0.54      $ 0.12         $1.29      $ 0.37
                              ----------  ----------    ----------  ----------

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


                                         BURR-BROWN CORPORATION
                                         ______________________
                                         (Registrant)


November 13, 1995                        SYRUS P. MADAVI
_________________                        ______________________
(Date)                                   Syrus P. Madavi
                                         President and Chief Executive Officer


                                         JOHN L. CARTER
                                         _______________________
                                         John L. Carter
                                         Executive Vice President and
                                         Chief Financial Officer