Form 10-K
period 1995-12-31
BURR BROWN CORP
filed 1996-03-29
CIK 715577

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549

     FORM 10-K
(Mark One)
    [X]   Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1995
     or
    [  ]       Transition Report Pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934
               For the Transition Period from
to

     Commission File No. 0-11438

     BURR-BROWN CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

       Delaware                     86-0445468
(State of Incorporation) (IRS Employer Identification
No.)

     6730 South Tucson Boulevard
          Tucson, Arizona 85706
     (Address of Principal Executive Offices)

             (520) 746-1111
     (Registrant's Telephone Number)

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $0.01 Par Value
     (Title of Class)

     Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the Registrant was required to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days.
Yes [X]     No [ ]

     Indicate by check mark if disclosure of
delinquent filers pursuant to item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price at February 28, 1996, was approximately
$236,935,012.

     There were 16,187,374  shares of Burr-Brown
Common Stock outstanding at February 28, 1996.

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995--
Incorporated by reference into Parts I, II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1996--Incorporated by reference into Part
III.

     PART I

ITEM 1.  BUSINESS

GENERAL
Burr-Brown    Corporation   (and   its   wholly-owned
subsidiaries and majority-owned affiliated companies,
"Burr-Brown"  or the "Company") is primarily  engaged
in  the design, manufacture and marketing of a  broad
line   of  proprietary,  standard,  high-performance,
analog and mixed signal semiconductor components used
in   the  processing  of  electronic  signals.    The
Company's products are used primarily in medical  and
analytical instrumentation, process control  systems,
laboratory instrumentation, manufacturing automation,
automatic  test  equipment, digital audio  equipment,
communications,  imaging,  computer  peripherals  and
multimedia.   The Company also offers a product  line
of  system components which include personal computer
data acquisition and signal processing products, data
collection  systems  and data entry  terminals.   The
Company  was  incorporated in  Arizona  in  1956  and
reincorporated  in Delaware in 1983.   The  Company's
management  and  technical team  has  many  years  of
experience  in the design, manufacture and world-wide
marketing of high performance analog and mixed signal
semiconductor  components  and  in  solving  customer
problems   in  the  markets  served.   This  document
contains forward looking statements which are subject to the risk factors set forth at the end of "Item I:
Business".

THE INDUSTRY
Integrated   circuits  may  be  divided  into   three
categories:   analog,  digital  and   mixed   signal.
Digital  circuits, which include memory  devices  and
microprocessors, use many repetitive circuit elements
that  can each represent the two values ("1" and "0")
required by the binary number system that serves as a
basis for most computation.  Analog circuits, on  the
other  hand,  are  capable of  representing  infinite
numbers  of values with an output signal based  on  a
continously   varying  input  signal.   These   input
signals  typically represent "real  world"  phenomena
such as temperature, pressure, position, light, sound
and  speed.  Mixed signal circuits are circuits  that
employ  both  analog  and digital  signal  processing
techniques.   Analog  and mixed signal  circuits  are
used  in  most electronic systems, with major markets
for     such     circuits    including     computing,
telecommunications and data communications, test  and
measurement,   medical  instrumentation,   industrial
process  control,  manufacturing automation,  digital
audio  and  automotive electronics.   Typical  analog
circuits  include signal amplifiers,  instrumentation
amplifiers, current transmitters, regulators,  analog
multipliers and isolation amplifiers.  Typical  mixed
signal circuits include analog-to-digital and digital-
to-analog converters.  Recently, the rapid growth  of
the   high   speed   and   wireless   communications,
multimedia and portable computing, and digital  audio
markets    have   created   important   new    growth
opportunities for high performance analog  and  mixed
signal  products.   Industry  sources  estimate  that
analog and mixed signal circuits accounted for 14% of the $128 billion market for semiconductors in 1995.

The  market for, and design and production of, analog
circuits  differs  from that of digital  circuits  in
several  important ways.  In general, the market  for
analog  circuits  is more diverse  than  for  digital
circuits,  with each application requiring  different
operating  specifications for resolution,  processing
linearity, speed, power and amplitude capability.  As
a  result,  analog  circuit  markets  generally  have
relatively  smaller volume requirements  per  device.
The   markets  for  analog  circuits  are   generally
fragmented,  and  competition  within  those  markets
tends  to  depend  less  upon  price  and  more  upon
performance,  functionality, quality and reliability.
Analog  circuits designed for specified  applications
are  often  characterized by longer life  cycles  and
more  stable  pricing  compared  to  typical  digital
circuits.   Computer-aided  design  and   engineering
tools,  which  have  proliferated  and  enhanced  the
design  effort  for digital integrated circuits,  are
less  effective  for  analog  devices.   Accordingly,
analog  circuit design has traditionally been  highly
dependent  on the skills and experience of individual
design  engineers.   Also,  in  contrast  to  digital
circuits, the performance of analog circuits is  more
dependent on circuit design, circuit layout  and  the
matching   of  circuit  elements  than  on   advanced
capabilities  in  submicron manufacturing  processes.
Consequently,  the  production  of  high  performance
analog   circuits  typically  requires  less  capital
investment than the production of highly integrated digital circuits. Because analog circuits are found in most electronic systems, the growth in the use of digital systems across a broad range of applications has in turn fueled a growth in the demand for analog integrated circuits.

PRODUCTS
The Company operates predominantly in one segment, the electronic component industry. The Company has various classes of products within that one segment.

The following table shows the approximate product line revenues as a percentage of total Company revenues:

     PRODUCT LINE            1995         1994
1993
     Analog Integrated Circuits    42.4%        43.3
%    42.5 %
     Data Conversion Integrated Circuits     42.4%
37.8 % 40.6 %
     Power Conversion Products      9.5%        10.3
%     5.6 %
     Other                             5.7%       8.6
%    11.3 %

Demand  for analog circuits primarily has been driven
by  the need for increased productivity manifested as
the  need for lower cost, lower power, smaller  size,
greater  functionality and high  precision  products.
Semiconductor technology has provided many  effective
solutions  to  this  demand.   The  availability   of
effective  solutions has accelerated with the  advent
of more advanced digital processing.  This has led to
greater  use  of digital computers or  processors  to
provide   massive  computational  power  to   control
processes  and equipment and in general,  to  greater
automation and productivity in industry.   Since  the
early seventies, the availability of low cost digital
microprocessors and later digital signal  processing,
in  cost-effective single chip form, has  enabled  an
acceleration  of  the  trend toward  digitization  of
systems.   This has led to increased use of computers
as  imbedded processors to measure, control,  monitor
or  process electronic signals nearer or adjacent  to
the  sensor  that  is detecting physical  conditions.
This, in turn, has created the need for products that
enable   digital   computers,   microprocessors   and
microcontrols, and digital signal processors (DSP's) to interact with electronic signals derived from physical or analog phenomena. Burr-Brown designs and manufactures the integrated circuits which perform the analog signal conditioning and data conversion functions critical to this interaction.

Process control sensors generate continuously varying
electronic signals, called analog or linear  signals,
which   represent   the  physical  phenomenon   being
measured or controlled.  In many circumstances  these
analog  signals are relatively weak and  contaminated
with  a  large  amount  of  electrical  noise.    The
Company's  signal processing components are  used  to
strengthen, filter, transmit and otherwise  condition
the  signal.  The resulting signal, still  in  analog
form,  must be converted into a digital signal before
it  can  be  processed by a computer.  The  Company's
analog-to-digital  circuits effect  this  conversion.
After   the  digital  signal  is  processed  by   the
computer,  it  is  often  necessary  to  convert  the
digital signal back to analog form, and the Company's
digital-to-analog  circuits  also   accomplish   this
reverse  conversion.   The  resulting  analog  signal
controls the process.

The  market requirements for analog signal processing
and  conversion products range from high  performance
industrial  applications  to  high  volume   consumer
applications.   The  Company's product  strategy  has
been  to  concentrate on proprietary high  precision,
high   performance   analog,  data   conversion   and
integrated  analog/digital (mixed  signal)  circuits.
The Company identifies significant markets in which new or enhanced high performance products of this type are required. The Company then attempts to develop and supply as complete a function as is permitted by technological and cost constraints.

The  Company's signal processing and data  conversion
products  are  generally designed into  a  customer's
product  and  usually remain a part of  that  product
throughout  its  life.  The Company's experience  has
been  that  there  is  generally a  four-year  period
before the sales level of its products fully matures,
and  the  sales  life of the products may  extend  to
eight  years  or more.  Once the Company's  component
has  been  designed  into a customer's  product,  the
relatively     low    volume,    high     performance
characteristics of the component significantly deter potential competitors. As a result, the Company is often a customer's sole source for that particular component.

ANALOG INTEGRATED CIRCUITS
Analog  linear signal processing integrated  circuits
are  used to process and transmit analog data signals
prior  to  their conversion to digital signals.   The
Company's   analog   circuits   include   operational
amplifiers,    power   amplifiers,    instrumentation
amplifiers,  programmable gain amplifiers,  isolation
amplifiers,  current transmitters  and  other  analog
signal  processing components.  These components  are
used in the construction of complete data acquisition
systems,   automatic   test   equipment,   analytical
instruments,   medical   instruments   and   systems,
military equipment, industrial controls, computer peripherals and communications equipment.

OPERATIONAL  AMPLIFIERS. Operational  amplifiers  are
used  to  detect and amplify weak (low level)  analog
signals  and are an integral part of most measurement
and  control  systems.  The operational amplifier  is
the fundamental
               -3-
building block in analog systems design.  In addition
to   amplification,   it  can  perform   mathematical
functions  such  as integration and  differentiation.
The Company's high performance operational amplifiers
are  generally  capable of amplifying typical  analog
signals  in the micro-volt range up to 100,000  times
and  provide  ultra-low drift, low bias current,  low
noise,   high  bandwidth  and  fast  settling   time.
Certain  models provide high voltage and high current
operation  for  special  applications.   These   high
performance amplifiers are required to treat  signals
generated   in   numerous   applications,   including
scramblers  for  satellite  communications   systems,
robotics  vision systems and magnetic  resonance  and
computer-aided   tomography   (CAT)   body   scanning
systems.

OTHER  AMPLIFIERS. The Company manufactures a  number
of   other   amplifiers,  including   instrumentation
amplifiers,   programmable   gain   amplifiers    and
isolation  amplifiers.   These  products  perform   a
variety of functions related to the amplification and
isolation of analog signals.  Among other uses, these
components permit the measurement of weak signals  in
the   presence  of  unwanted  "noise"   and   protect
sensitive  instruments from the effects of  transient
high-magnitude, potentially damaging voltages  caused
by sources such as lightning or the switching of high
voltage equipment.  These amplifiers are used in many
diverse   applications   ranging   from   temperature
measurement in industrial processes to the protection of sensitive medical instruments and to isolate electrical power line disturbances and faults.

OTHER  SIGNAL PROCESSING AND TRANSMITTER  COMPONENTS.
The  Company  manufactures a variety of other  analog
signal  processing components, including mathematical
function  circuits, current transmitters and voltage-
to-frequency   converters.    Mathematical   function
circuits  are  used when information  sought  can  be
effectively  derived  only through  its  mathematical
relationship  to analog signals. Current transmitters
send  analog signal information from a process sensor
to measurement or control equipment in the form of  a
current  on the same wires that produce the power  to
the  transmitter  and  sensor.   Voltage-to-frequency
converters convert process signals to a frequency, making the signal immune to electrical noise and permitting more efficient storage and processing of the information.

ISOLATION PRODUCTS.  The Company's Isolation  Product
Division,  which is operated by Burr-Brown's  wholly-
owned  Scottish  subsidiary, focuses on  the  design,
development,   manufacturing,   and   marketing    of
isolation   amplifiers,   isolated   analog   digital
converters, bus transceivers and DC-to-DC converters.
These  products provide galvanic isolation  of  input
and   output  signals  and  thereby  achieve  reduced
circuit noise interference and prevent harm to people
or  equipment  due  to  high  voltage  transients  or
current  leakage.  The product line utilizes optical,
transformer  and  capacitive  techniques  to  produce
linear  transfer functions between input and  output.
In  certain  products, isolated digital couplers  are
used   in  lieu  of  opto-couplers  in  the  galvanic
isolation of data signals. The isolation products are used in industrial process control, communication and in medical instrumentation.

DATA CONVERSION PRODUCTS
The   Company's  Data  Conversion  Products  Division
focuses on the design, manufacturing and marketing of
integrated  circuit devices used  to  convert  analog
signals  to  digital  form ("A/D converters")  or  to
convert   digital  signals  to  analog   form   ("D/A
converters").   This  conversion  is   necessary   in
virtually all applications in which digital computers or processors measure and control the analog signals from a physical, "real world" process.

GENERAL PURPOSE CONVERSION PRODUCTS. The majority  of
the  Company's  mixed  signal components  revenue  is
derived from moderate speed, high resolution and high
accuracy    converters.    These   general    purpose
converters   are  used  primarily  in   manufacturing
process  control  instrumentation,  electronic   test
instrumentation,   automatic   test    systems    and
communications systems. For example, in a robot controller, the position of the robot arm must be precisely measured and manipulated. Analog signals from the robot's position sensors are converted by an A/D converter for computer processing and, in turn, a D/A converter converts the digital control signal from the computer to analog form to drive the actuators and servo motors to position the robot arm accurately.

HIGH SPEED CONVERSION PRODUCTS.  In the early 1980's,
the   Company  began  developing  high  speed,   high
resolution   A/D   and  D/A  converters   at   speeds
substantially greater than general purpose  products.
These  products  utilize  a  unique  combination   of
technologies and design expertise to achieve state-of-
the-art performance.  High speed converters are  used
in   a   variety  of  applications  such   as   image
processing, digital oscilloscopes, ultrasound,  radar
and  sonar,  as  well as the front  end  of  advanced
systems   using   digital  signal  processing   (DSP)
technology. The Company believes that due to the unique combination of technologies involved, the high speed, high resolution data converter products have limited competition.

DIGITAL  AUDIO PRODUCTS DIVISION (BURR-BROWN  JAPAN).
The  Company's Digital Audio Products Division, which
is  operated  by the Company's wholly-owned  Japanese
subsidiary, focuses on the design, manufacturing  and
marketing of high precision, single chip, digital-to-
analog  converters  and analog-to-digital  converters
for  the  digital audio market.  The Company believes
that  Burr-Brown was the first company  to  introduce
such   a  product  into   this  marketplace  and   is
currently   one  of   the  largest  merchant   market
suppliers of  such  devices worldwide. This  product,
a  pulse-code-modulated  ("PCM")  conversion  device,
plays  an  essential role in digital  audio  systems,
such  as compact disc ("CD") players, that use  laser
technology  to  achieve improved  audio  reproduction
performance.  The  Company's component  converts  the
digital  signals for each stereo channel into  analog
form.  Several generations of products of  this  type
have been developed and introduced for use in digital
audio  systems.  Involvement in the  CD  market  also
helped  the  Company's early entry into  the  digital
audio  tape  ("DAT")  and  multimedia  markets.   The
Company believes that the technology developed for its digital audio D/A converter products enables the Company to develop products for other markets. Burr-
Brown's PCM converters have now been designed into musical instruments, computer games, automobile sound systems, CD-ROMs for multimedia applications and set top box tuners for cable and satellite TV.

SYSTEM PRODUCTS
INTELLIGENT    INSTRUMENTATION    INC.    Intelligent
Instrumentation   Inc.  (III),   a   majority   owned
subsidiary, designs, manufactures and markets a broad
line  of data acquisition products, including plug-in
boards,    portable    data   acquisition    systems,
microterminals  and  supporting  software  for   IBM-
compatible   PCs,  as  well  as  signal  conditioning
accessories  for  such systems.  These  products  are
applied worldwide for a wide range of industrial  and
scientific  applications such as  inventory  control,
package  tracking,  image  pattern  recognition   and
electro-medical  systems.  A key  part  of  the  data
acquisition  product  line is the  Visual  DesignerTM
software,  a graphical development environment  which
enables  users  to design applications by  connecting
functional  blocks, called icons, in a flow  diagram.
III  also  offers integrated data collection  systems
that  not  only collect data, but format and  deliver
that  data to a customer's information system in real
time.    Representative  customers  include  Mercedes
Benz,  Siemens,  Nikon  Koden, Novellus  Systems  and
Xerox.

POWER  CONVERTIBLES CORPORATION.  Power  Convertibles
Corporation (PCC), a majority-owned affiliate of Burr-
Brown,   manufactures DC-to-DC converters and battery
chargers used in cellular telephone applications.  In
1995,  PCC  was responsible for about 9.5%  of  Burr-
Brown  revenues  and approximately 3%  of  Burr-Brown
profits.   In 1996, Burr-Brown Corporation  sold  its
interest  in PCC in order to focus resources  on  the
primary   business   of  analog  and   mixed   signal
integrated circuits.

RESEARCH & DEVELOPMENT
One  of the important factors that distinguishes  the
analog  integrated circuit business from the  digital
integrated circuit business is the importance of  the
contribution   of   innovative   individual    design
engineers.   Digital  circuits  have  an  exceptional
amount  of  repetition of circuit  elements  and  are
highly  dependent upon the ability to  produce  chips
with  very  high circuit element density to  minimize
chip  size  and maximize speed.  This type  of  wafer
processing of extremely small dimensions leads to the
need   for  state-of-the-art,  comparatively   costly
capital investment in wafer fabrication facilities.

Analog  circuits,  on  the other  hand,  require  the
ability  to accurately match and place elements  with
respect to one another.  In addition, analog circuits
may  require the ability to handle large voltages and
currents  and  therefore,  demand  relatively   large
circuit  element  and  spacing dimensions.   Although
these   requirements   place   stringent   processing
requirements on an analog wafer fabrication facility,
the    necessary   equipment   and   facilities   are
substantially less costly and longer lived than that which is required for digital circuit processing.

Designers  of analog circuits must take into  account
complex  interrelationships between the manufacturing
process, the circuit elements, the packaging  process
and  the  customer's application, all  of  which  may
seriously  affect  the  circuits'  performance.   The
number  of  creative design engineers  who  have  the
training   and   the  experience  to   handle   these
complexities is very limited.  The Company's  ability
to   compete   depends  heavily  on   its   continued
introduction  of  innovatively  designed   and   cost
effective new products. Therefore, the Company must continually invest in design engineering talent, engineering tools, production processes and test equipment.

The Company emphasizes the development of proprietary
standard  and  application  specific  products.   The
Company's product strategy is to identify markets  in
which  the application of microelectronics technology
may be
used   to  provide  competitive  advantage  for   its
customers  through improved methods of  precision  in
measuring,   monitoring  and   controlling   physical
processes and conditions.  Examples of these  markets
are:  robotics, factory automation, process  control,
automatic  test, medical instrumentation,  computers,
communications  and  digital  audio.   Within   these
markets, the Company selects specific applications in which the Company's unique design and processing technology may make an important contribution to its customers.

The  Company  spent approximately  $25.7  million  in
1995, $21.9 million in 1994 and $19.8 million in 1993
for product and process development.  This represents
an  expenditure  of approximately 9.6  percent,  11.3
percent and 11.7 percent of revenue in 1995, 1994 and
1993,  respectively.   (See "Management's  Discussion
and  Analysis of Financial Condition and  Results  of
Operations"  in  the  Company's  Annual   Report   to
Shareholders, incorporated by reference to Item 7 of this report.)

PATENTS AND LICENSES
The  Company owns 118 United States patents  expiring
from  1996  to  2015,  and has  applications  for  16
additional patents pending in the United States as well as patents issued and pending in several other countries. Although the Company pursues a policy of maintaining a strong patent portfolio, the Company believes that its success depends primarily upon the experience and creative skills of its people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time, the Company has been notified of claims regarding the possible infringement of patents issued to others, and similarly, the Company has on occasion notified others of possible infringements of its patents.

MARKETING
Burr-Brown  markets its products  in  all  the  major
markets  in  the  industrialized  world  through  its
direct sales force, independent sales representatives
and   distributors.   Approximately   35%   of   1995
worldwide revenue was realized through third party distribution.

In   approximately   45  countries   and   the   less
significant domestic markets where the Company does not have a direct sales force, independent sales representatives sell all of the Company's products.
The majority of the Company's sales people hold engineering degrees and the balance have relevant engineering experience.

The  Company markets its line of component and system
products  to  over  25,000  customers.   The  largest
customer,  a  domestic  distributor,  accounted   for
approximately 9 percent of sales in 1995.  Burr-Brown
products    are    sold    to   original    equipment
manufacturers, systems assemblers and,  to  a  lesser
extent, manufacturing concerns which build their  own
test  and  process  control systems.   The  Company's
components   are   generally  proprietary   and   are
frequently "designed in" to its customers' products at the product development stage. Accordingly, the Company is often a customer's sole source for a particular component. Over 40 percent of the revenue in 1995 for analog and data conversion integrated circuits was for products introduced within the preceding five years. Representative major customers of the Company include Elsag Bailey, Hewlett-Packard,
Matsushita Electric, Northern Telecom, Siemens, Sony,
Toshiba, Mitsubishi, Alcatel, Nokia, Advantest,  NEC,
Fujitsu, Ericsson and Hughes Network Systems Inc..

Sales   outside  the  United  States  accounted   for
approximately 64 percent of total revenues  in  1995,
62  percent of total revenues in 1994 and 64  percent
of  total  revenue  in 1993.  (See the  note  labeled
"Foreign Operations, Geographic and Segment Data"  in
"Notes  to Consolidated Financial Statements" in  the
Company's Annual Report to Shareholders, incorporated
by  reference to Item 8 of this report.)  To  support
its international marketing organization, the Company
has   established  product  development  centers  and
manufacturing facilities in Scotland and Japan.   The
Company also has four product development centers at the corporate headquarters in Tucson, Arizona.

A   large  percentage  of  international  sales   are
denominated  in local currencies, and  the  Company's
foreign revenues and net income are therefore subject
to currency exchange rate fluctuations.  However, the
Company   borrows  funds  in  local  currencies   and
purchases  forward  contracts to  hedge  its  foreign
currency  exposure.   Some of the Company's  products
are   subject   to  export  regulations   and   other
international trading restrictions, but  the  Company
has  not  experienced any material difficulties  from
these   limitations.   No  assurance  can  be  given,
however, that such material difficulties will not be experienced in the future.

BACKLOG
Burr-Brown's products are, generally, standard  items
with   a   relatively  short  delivery  cycle.    The
Company's backlog is usually three months or less  of
sales  although  some portion may  be  scheduled  for
delivery  four  to  twelve months  into  the  future.
Therefore,  the  order backlog  at  the  end  of  any
specific quarter is not generally indicative  of  the
level of sales to be expected in succeeding quarters.
It is the policy of the Company to include in backlog
only  those orders that have firm scheduled  delivery
dates.   The  Company's backlog as  of  December  31,
1995, 1994 and 1993, was approximately $62.3 million, $45.5 million and $31.4 million, respectively.

COMPETITION
Burr-Brown  estimates that it is among the  top  four
manufacturers of high performance amplifiers and data
conversion integrated circuits.  The Company's  major
competitor  in the high performance analog integrated
circuits  market is Analog Devices Inc., believed  to
be  the  largest  supplier of these  devices.   Other
competitors include Linear Technology Corporation and
Maxim  Integrated Products Inc..  With respect  to  a
small  number of products, the Company also  competes
with   National  Semiconductor  Corporation,   Harris
Corporation,  Motorola Inc., Texas Instruments  Inc.,
Cirrus  Logic  Inc., Signal Processing  Technologies,
Datel    Inc.,   Sipex   Corporation   and   Unitrode
Corporation.

The   Company   is  not  aware  of  any   significant
competition  from foreign companies providing  analog
integrated      circuits,      personal      computer
instrumentation products and data collection products
for  the  industrial and military  markets;  however,
there  can  be no assurance that foreign  competitors
will  not  enter  these markets in  the  future.  The
Company's PCM product line does compete with  several
U.S. and foreign manufacturers of digital audio (D/A)
converters  for  use in digital compact  disc  stereo
systems,  and  multimedia systems,  including  Analog
Devices  Inc., Cirrus Logic Inc., Asahi Kasei  Micro,
Sony   Electronics  Inc.,  Hitachi  America  Limited,
Matsushita    Electric   Corporation   of    America,
Mitsubishi  Corporation  and Philips  Semiconductors.
While   some   of  these  competitors  have   greater
financial and marketing resources than Burr-Brown, none of them compete with the Company in all of its product areas.

The Company believes that competition with respect to
component  products is based primarily on design  and
process    innovation,   product   performance    and
reliability, technical service, availability of a broad range of specialized products, standard product availability and secondarily, on price. The Company believes that reliable performance and service are more important than price when the Company is the sole source of a product. Price is more of a competitive factor when an equivalent product is available from other sources, as in the case of commodity products. Burr-Brown competes with this type of product only in limited areas.

Large   semiconductor  manufacturers  have  generally
concentrated their product and marketing  efforts  on
high  volume, relatively low priced, general  purpose
components.  The Company does not usually compete  in
these  markets.   Whereas  most  large  semiconductor
companies  tend to generalize a component to  achieve
the  broadest high volume usage possible,  Burr-Brown
follows  a strategy of narrowly defining its products
for   application   markets  demanding   very   high,
difficult   to  achieve  performance.   The   Company
believes   that   its  products'   high   performance
requirements and relatively low unit sales volumes will continue to make it impractical for larger semiconductor suppliers to market a broad line of competing products.

MANUFACTURING
The  Company's manufacturing technology  has  evolved
substantially over the past two decades.   Initially,
the  Company manufactured its products by  assembling
purchased  resistors, transistors, diodes  and  other
discrete components onto printed circuit boards.  The
Company  has  since migrated to integrated  circuits,
which   required  the  development  of  semiconductor
manufacturing  technologies  in  its   Tucson   wafer
fabrication facility. The Company can utilize its in-
house  process technology, purchase wafer  processing
foundry    services   or   buy   components   already
incorporating the necessary technology  in  order  to
meet  customer  needs.   It must  combine  relatively
diverse   technologies  to  produce  the   integrated
circuits necessary  to meet the stringent performance
requirements of its customers.  For example, some  of
the  Company's  integrated circuit  products  combine
high   precision  linear  integrated  circuit   wafer
fabrication processing with compatible laser-trimmed thin film technology and dielectric isolation (DI) wafer processing.

The Company offers several bipolar, CMOS and BiCMOS processes which provide circuits for the analog, data acquisition and PCM markets. Burr-Brown processes have the added capability of making high quality capacitors and trimmable resistors that enable the Company to manufacture high precision, cost effective products.

In  addition to the processes at the Company's Tucson
wafer  fabrication facility, foundries are  used  for
processes   not   available  internally.    Processes
currently used include a variety of CMOS processes ranging from 3 microns to 0.6 microns for products such as single and dual analog-to-digital and digital-to-analog converters, a 2 micron BiCMOS process for PCM DAC's and ADC's, and a very high frequency bipolar process used for products such as video amplifiers.

The   Company   has   integrated   circuit   assembly
operations in Tucson and Scotland.  In addition, much
of  the  assembly  demand is met  by  using  contract
assembly   companies  located   in   Japan,   Taiwan,
Malaysia,  Korea, Thailand and the  Philippines.   To
achieve   lower   cost  without   compromising   high
performance, the Company has expanded its monolithic capability to complement multi-chip module assembly in its Tucson manufacturing facility.

The   Company  utilizes  proprietary  laser  trimming
techniques   to  produce  high  performance   bipolar
integrated  circuits and thin film  resistors.   This
operation uses proprietary deposition technology  and
computer-controlled  laser  trimming  techniques   to
achieve the desired high precision. Depending upon the performance requirements, integrated circuits may be packaged as single chip products; or combined on ceramic substrates with the Company's thin film resistors and purchased parts, such as discrete power devices, transformers and optical diodes to form hybrid integrated circuits.

The  Company has developed and implemented a  Quality
Program   focused  on  customer  satisfaction.    The
program  includes  annual Satisfaction  Reviews  with
customers  to  assess  improvement  priorities.   The
Quality   Program   also  includes   Quality   System
Certification      (ISO9001),     a     comprehensive
Product/Process Reliability Monitoring Program, and extensive Qualification Program for new products and processes. The Company has a reputation for high quality and highly reliable products as evidenced by the highest satisfaction rating reported by our customers for these factors.

To   provide  better  service  to  its  European  and
Japanese   customers,  and  to  achieve  an  improved
competitive    position,   the   Company    maintains
manufacturing  and product development facilities  in
both  areas.  In Europe, a manufacturing and  product
development site is located in Livingston,  Scotland.
This   facility  designs  and  assembles   integrated
circuits  for sale in Europe and for export to  other
markets.   The  Company's  manufacturing   plant   in
Scotland is certified to meet the requirements of the
United  Kingdom's  Ministry of Defense  specification
BS9000.   Subsequent to receiving this certification,
the  Company  has qualified products  to  the  United
Kingdom's   specification  BS9450.   In  Japan,   the
Company's   Atsugi  Technical  Center,  near   Tokyo,
performs product development, final product testing and quality and reliability testing for the PCM product line for sale in Japan and export to other markets.

The  principal raw materials used by the  Company  in
the manufacture of its monolithic integrated circuits
are  silicon  wafers, chemicals  and  gases  used  in
processing wafers, gold wire and ceramic,  metal  and
epoxy packages that enclose the chip and provide  the
external connections for the circuit.  Silicon wafers
and  other raw materials may be obtained from several
suppliers.   From  time to time, particularly  during
periods of increased industry-wide demand, silicon wafers and other materials have been in short supply.
As is typical in the industry, the Company allows for a significant period of lead time between order and delivery of raw materials. In addition, the Company sometimes enters into long term supplier-customer relationships with key suppliers of such materials to mitigate possible shortage problems.

Government regulations impose various controls on the
discharge  of  certain chemicals and gases  into  the
environment  that  have  been used  in  semiconductor
processing.    The   Company   believes   that    its
manufacturing    processes   conform    to    present
environmental  regulations  but  there  can   be   no
assurance  that  future changes in  such  regulations
will   not  result  in  increased  costs  or   impede
operating  performance.  The Company  eliminated  the
use     of    ozone-depleting   chemicals   in    the
manufacturing process December 1, 1995.

The Company is continuing to implement the necessary actions for the site remediation as required under the provisions of the Consent Decree Agreement with the EPA. The cost for the implementation required in 1995 was approximately $106,000.

HUMAN RESOURCES
At  December  31,  1995, the Company  employed  1,839
people   worldwide,   including   1,164   people   in
manufacturing  and assembly, 255 people  in  research
and  development, 210 in sales and marketing and  210
in  management  and  administration.  (These  numbers
include   431   employees   of   Power   Convertibles
Corporation  which was sold in the first  quarter  of
1996.)   Many of the Company's employees  are  highly
skilled  and  the  Company's continued  success  will
depend, in part, on its ability to attract and retain
such  employees, who are generally in  great  demand.
At times, like other semiconductor manufacturers, the
Company   has   had  difficulty  hiring   engineering
personnel. The Company has never experienced a work stoppage, no employees are represented by labor organizations, and the Company considers its employee relations to be very good.

RISK FACTORS
The  Company's quarterly and annual operating results
are  affected  by  a  variety of factors  that  could
materially  and  adversely affect net revenue,  gross
profit  and  profitability, including the volume  and
timing  of  orders,  changes in product  mix,  market
acceptance   of  the  Company's  and  its  customers'
products, competitive pricing pressures, fluctuations
in foreign currency exchange rates, the timing of new
product    introductions    and    fluctuations    in
manufacturing yields.  Historically, average  selling
prices  in  the semiconductor industry have decreased
over the life of particular products.  If the Company
is  unable  to  introduce new  products  with  higher
average  selling  prices  or  is  unable  to   reduce
manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The  fabrication of integrated circuits is  a  highly
complex  and  precise process.  Manufacturing  yields
can  be  impacted  by a variety of factors,  many  of
which  are  outside the Company's control.   A  large
portion  of  the  Company's manufacturing  costs  are
relatively  fixed  and consequently,  the  number  of
shippable  die  per  wafer for  a  given  product  is
critical to the Company's results of operations.   To
the  extent  the Company does not achieve  acceptable
manufacturing yields or experiences product  shipment
delays,  its  financial  condition,  cash  flows  and
results   of  operations  would  be  materially   and
adversely  affected.   To  meet  anticipated   future
demand  and to utilize a broader range of fabrication
processes,  the  Company  intends  to  increase   its
manufacturing   capacity.    However,    given    the
complexity  and expense of designing and constructing
a    significant   expansion   of   a   semiconductor
fabrication plant, during the construction of the additions, the Company's manufacturing yields could be materially and adversely impacted.

The   Company  desires  to  continue  to  expand  its
operations outside of the United States and to  enter
additional international markets, which will  require
significant   management  attention   and   financial
resources  and  subject the Company  further  to  the
risks  of  operating  internationally.   These  risks
include     unexpected    changes    in    regulatory
requirements,  delays resulting  from  difficulty  in
obtaining  export  licenses for  certain  technology,
tariffs and other barriers and restrictions, and  the
burdens of complying with a variety of foreign  laws.
The  Company  is also subject to general geopolitical
risks    in   connection   with   its   international
operations,   such   as   political   and    economic
instability  and  changes  in  diplomatic  and  trade
relationships.   In  addition, because  most  of  the
Company's  international  sales  are  denominated  in
foreign   currencies,  gains  and   losses   on   the
conversion to U.S. dollars of accounts receivable and
accounts    payable   arising   from    international
operations may contribute to fluctuations in the Company's operating results.

The  Company's  success depends upon its  ability  to
develop  new  analog  and mixed signal  products  for
existing  and new markets, to introduce such products
in  a  timely  manner and to have such products  gain
market acceptance. The development of new products is
highly complex, and from time to time the Company has
experienced delays in developing and introducing  new
products.    Successful   product   development   and
introduction   depends  on  a  number   of   factors,
including  proper  new  product  definition,   timely
completion  of  design and testing of  new  products,
achievement  of acceptable manufacturing yields,  and
market acceptance of the Company's and its customers'
products.   Moreover, successful product  design  and
development is dependent on the Company's ability  to
attract, retain and motivate qualified analog  design
engineers, of which there is a limited number.  There
can be no assurance that the Company will be able  to
meet  these  challenges or adjust to changing  market
conditions   as   quickly  and  cost-effectively   as
necessary  to  compete  successfully.   Due  to   the
complexity  and  variety of products manufactured  by
the  Company,  the limited number of  analog  circuit
designers  and the limited effectiveness of computer-
aided   design  systems  in  the  design  of   analog
circuits, there can be no assurance that the  Company
will  be  able to successfully develop and  introduce
new products on a timely basis.  Although the Company
seeks  to design products that have the potential  to
become broadly accepted for high volume applications,
there can be no
assurance that any products introduced by the Company
will  achieve  such  market success.   The  Company's
failure   to  develop  and  introduce  new   products
successfully  could materially and  adversely  affect
its  business and operating results.  The Company has
targeted  new  markets  in which  it  has  relatively
little  experience, including the market  niches  for
wireless    applications   for   the   communications
industry,  power  management  applications  for   the
computing   industry,  and  CD-ROM   and   PC   sound
applications  for the digital audio industry.   There
can be no assurance that the Company's products will adequately meet the requirements of such new markets, or that the Company's products will achieve market acceptance.

The  semiconductor industry is intensely  competitive
and   is   characterized  by  price  erosion,   rapid
technological   change,  product   obsolescence   and
heightened international competition in many markets.
Many  of the Company's competitors have substantially
greater financial, technical, marketing, distribution
and other resources, broader product lines and longer
standing   relationships  with  customers  than   the
Company.   In the event of a downturn in  the  market
for  analog  circuits, companies  that  have  broader
product    lines   and   longer   standing   customer
relationships  may  be  in  a  stronger   competitive
position than the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

ITEM 2.  PROPERTIES
The  Company's  major manufacturing  and  engineering
facilities and administrative offices are located  in
four  company-owned  buildings,  aggregating  220,000
square  feet, on its 18 acre site in Tucson, Arizona.
The  Company also leases approximately 88,800  square
feet in Tucson.  Approximately 28,000 square feet  of
this  leased space is on short term contracts of  two
years  or  less.  The major single building lease  is
for 61,000 square feet and will expire in March 1997.
The  aggregate  current gross rental for  all  Tucson
properties is approximately $552,000 per  year.   All
leases have options for renewal. The Company also owns approximately 113 acres of land in Tucson which is being held in reserve for future expansion.

In  Filderstadt, Germany, the Company's sales  office
occupies 30,000 square feet of space leased for a ten
year period; this lease expires in 1999.  The Company
has  the option to sublease and renew this lease  for
three   to   five  years.   The  Company's   Scottish
manufacturing subsidiary leases a 32,000 square  foot
building on 6.65 acres in Livingston, Scotland for  a
15  year  period; this lease expires  in  1997.   The
Company also owns approximately 20 acres of land in Livingston, Scotland. The Company's Atsugi Technical
Center in Atsugi, Japan, is a 44,500 square foot building which houses sales, product testing and research and development activities; the Company has a fifteen year lease on this facility which expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS

These   four  proceedings  are  the  only  litigation
matters other than ordinary pending litigation:

a.    Mary  H.  Yslava,  et.al.  v.  Hughes  Aircraft
Company, CIV91-525-TUC-JMR, U.S. District Court filed on September 20, 1991.

b.    Joe  Ann  Lanier,  et.al.  v.  Hughes  Aircraft
Company, CIV92-564-TUC-JMR, U.S. District Court filed on March 7, 1994.

c.    Arellano v. Hughes Aircraft Company, CIV94-718-
TUC-ROS,  U.S.  District Court filed  on  January  9,
1995.

The  Company, upon stipulation and court order  dated
September 23, 1995, was dismissed from these three cases.

d.    Cordova  v.  Hughes Aircraft  Company,  294158,
Superior  Court, State of Arizona, Pima County  filed
on  January  13, 1992, is as follows:  The plaintiffs
are   charging   that  they  and   their   respective
properties   are   damaged  from   the   release   of
contaminants including Trichloroethylene  (TCE)  into
the  ground  waters and they are asking for  monetary
damages.  The Company spent the first year discussing
a  stipulated  dismissal which was not granted.   The
Company has now requested the Superior Court to begin consideration for dismissal.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
No matters were submitted to a vote of the Company's security holders during the quarter ended December
31, 1995.

     PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON  EQUITY
AND RELATED STOCKHOLDER MATTERS
The information required by this item appears in the 1995 Annual Report to Stockholders on page 24, which is included as Exhibit 13 to this report, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item appears in the 1995 Annual Report to Stockholders on page 28, which is included as Exhibit 13 to this report, and is incorporated herein by reference.

ITEM  7.   MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The   information   appearing   under   the   caption
"Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations" on pages 24, 25,
26 and 27 of the 1995 Annual Report to Stockholders which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The   financial  statements  and  supplementary  data
required  by  this  item appear in  the  1995  Annual
Report to Stockholders on pages 12 through 23, which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM   9.    CHANGES   IN   AND  DISAGREEMENTS   WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
     PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS  OF  THE
REGISTRANT
The   information  regarding  Directors  and  certain
Executive  Officers who are also Directors  appearing
under the caption "Election of Directors" on pages  4
and 5 in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
At  December  31,  1995,  there  were  3  individuals
designated  as  executive officers by  the  Board  of
Directors.    The   following  sets   forth   certain
information with regard to the only executive officer of Burr-Brown who is not a Director:

JOHN  L. CARTER (age 61) joined the Company in August
1993  as  Executive Vice President,  responsible  for
Components  Operations and was then  appointed  Chief
Financial  Officer in July 1994.  Prior to that,  Mr.
Carter served as a consultant to Burr-Brown. Before joining the Company, he served as President and CEO of Qualtronics, Inc.. From 1956 to 1987 he was with IBM in various manufacturing and general management positions, including General Manager of Tucson IBM operations.

ITEM 11.  EXECUTIVE COMPENSATION
The    information,   with   respect   to   Executive
Compensation, appearing under the caption  "Executive
Compensation  and  Other  Information"  on  pages   7
through  10  of the Registrant's Proxy Statement  for
the   1996   Annual   Meeting  of   Stockholders   is
incorporated herein by reference.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL
OWNERS AND MANAGEMENT
The   information   appearing   under   the   caption
"Principal  and Management Stockholders" on  pages  2
and 3 of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM   13.    CERTAIN   RELATIONSHIPS   AND   RELATED
TRANSACTIONS
None

     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
AND REPORTS ON FORM 8-K

a(1) Financial Statements:

     The following consolidated financial statements are incorporated by reference under Part II, Item 8, from the Registrant's 1995 Annual Report to
Stockholders:
     PAGES OF 1995 ANNUAL
     REPORT TO STOCKHOLDERS
     INCORPORATED BY REFERENCE

     Report of Ernst & Young LLP, Independent
Auditors
23
     Consolidated Statements of Income for the years
ended
12
       December 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in
Stockholders'  Equity
13
       for the years ended December 31, 1995, 1994
and 1993

     Consolidated Balance Sheets at December 31,
1995,
14
       1994 and 1993

     Consolidated Statements of Cash Flows for the
years ended
15
       December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements
16-22

a(2) Financial Statement Schedules for the years ended:
FORM 10-K
       December 31, 1995, 1994 and 1993:
PAGE

     Schedule II - Valuation and Qualifying Accounts
18
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

a(3) Exhibits

      3.1   Restated Certificate of Incorporation  of
the  Registrant. Incorporated by reference to Exhibit
3.1  of  the Registrant's 10-K filing for the  period
ended  December  31,  1987.   Amendment  to  Restated
Certificate  of  Incorporation  dated  September  20,
1995, filed herein.

      3.2   Restated By-laws of the Registrant  dated
October  21,  1994,  incorporated  by  reference   to
Exhibit 3.2 of the Registrants 10-K filing for the period ended December 31, 1994.

       4.1   Article  Four  of  the  Certificate   of
Incorporation of the Registrant. (Included in Exhibit
3.1).

      4.2 Rights Agreement dated July 21, 1989, between the Registrant and Harris Trust (assigned by Valley National Bank of Arizona), incorporated by reference to Exhibit 4.2 of the Registrant's 10-K filing for the period ended December 31, 1989.

      9.1   Voting Trust Agreement dated  October  3,
1988, among Thomas R. Brown, Jr., individually, Sarah
M.  Brown  Smallhouse, Mary B. Brown  and  Thomas  R.
Brown,  Jr.,  as  Trustee under  the  Last  Will  and
Testament  of  Helen  Mason Brown.   Incorporated  by
reference  to  Exhibit 9.1 of the  Registrant's  10-K
filing  for  the  period  ended  December  31,  1988.
Amendment  dated December 17, 1992, whereby  John  S.
Anderegg,   Jr.  was  appointed  Successor   Trustee.
Incorporated  by  reference to  Exhibit  9.1  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1993.

      9.2   Voting Trust Agreement dated  October  3,
1988,  between Mary Buchanan Brown and Sarah M. Brown
Smallhouse  as  Shareholders  and  Sarah   M.   Brown
Smallhouse, Mary Buchanan Brown and David W. Richter as Co-trustees. Incorporated by reference to Exhibit
9.2 of the Registrant's 10-K filing for the period ended December 31, 1988. Amendment dated December
17, 1992, whereby John S. Anderegg, Jr. was appointed
Co-trustee. Incorporated by reference to Exhibit 9.2 of the Registrant's 10-K filing for the period ended
December 31, 1993.

       9.3    Brown  Management  Limited  Partnership
Agreement  dated November 11, 1988, among  Thomas  R.
Brown,  Jr.,  Mary B. Brown and Sarah B.  Smallhouse.
Incorporated  by  reference  to Exhibit  9.3  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1988.

     10.1 Agreement dated as of May 31, 1982, between
Analog  Devices,  Inc. and Registrant  (with  certain
confidential  information deleted).  Incorporated  by
reference   to   Exhibit  10.1  of  the  Registrant's
Statement # 2-82045 dated February 24, 1983.

        10.2    Registrant's   Stock   Bonus    Plan.
Incorporated  by  reference to Exhibit  10.7  of  the
Registrant's   10-K  filing  for  the  period   ended
December  31, 1987.  Amendments thereof,  dated  June
27,  1989.  Incorporated by reference to Exhibit 10.7
of  the Registrant's 10-K filing for the period ended
December  31,  1989. Amended July 23, 1993,  to  name
John  L.  Carter  as  Co-trustee.   Incorporated   by
reference to Exhibit 10.4 of the Registrant's 10-K filing for the period ended December 31, 1993.
Amendment to Stock Bonus Plan dated 1995, filed herein.

      10.3 Lease dated October 1, 1986, between Yugen
Kaisha Kato Shoji and Registrant. Incorporated by reference to Exhibit 10.9 of the Registrant's 10-K filing for the period ended December 31, 1986.

      10.4  Lease  dated February 28,  1985,  between
Livingston Development Corporation and the Registrant
as  amended.   Incorporated by reference  to  Exhibit
10.13 of the Registrant's 10-K filing for the period ended December 31, 1984.

      10.5  Lease  dated June 1, 1988,  between  EMBE
Leasing Agency Ltd. and Registrant.  Translation only
incorporated  by reference to Exhibit  10.19  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1988.

     10.6 Stock Option Agreement dated June 26, 1984, between Intelligent Instrumentation, Inc. and the Registrant, as amended. Incorporated by reference to
Exhibit 10.11 of the Registrant's 10-K filing for the period ended December 31, 1985.

      10.7 Stock Purchase Agreement dated January 10,
1985,   between   Dataforth   Corporation   and   the
Registrant.   Incorporated by  reference  to  Exhibit
10.25 of the Registrant's 10-K filing for the period ended December 31, 1986.

      10.8 Patent License Agreement dated January 15,
1987,  between  Linear  Technology  Corporation   and
Registrant.   Incorporated by  reference  to  Exhibit
10.26 of the Registrant's 10-K filing for the period ended December 31, 1986.

      10.9  Burr-Brown Employee Retirement Plan dated
January  1,  1988.   Incorporated  by  reference   to
Exhibit 10.27 of the Registrant's 10-K filing for the
period  ended  December 31, 1988.   Replaced  by  the
restated  Burr-Brown Corporation Employee  Retirement
Plan  which is dated as of the January 1, 1988,  date
of  the original plan.  Incorporated by reference  to
Exhibit 10.17 of the Registrant's 10-K filing for the
period   ended  December  31,  1994.   Amendment   to
Employee Retirement Plan dated January 1, 1995, filed herein.

      10.10      Consent Decree filed with the United
States District Court on March 13, 1990, between  the
United   States   of  America  on   behalf   of   the
Administrator  of  the  United  States  Environmental
Protection  Agency (EPA) and Burr-Brown  Corporation.
Incorporated  by reference to Exhibit  10.32  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1991.

      10.11     Master Lease Agreement dated July 31,
1992,  and  amended September 23, 1992, between  AT&T
Commercial   Finance   Corporation   and   Burr-Brown
Corporation.   Incorporated by reference  to  Exhibit
10.37 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.12     Master Lease Agreement Schedules dated
July  31,  1992 and September 23, 1992, between  AT&T
Commercial   Finance   Corporation   and   Burr-Brown
Corporation.   Incorporated by reference  to  Exhibit
10.38 of the Registrant's 10-K filing for the period ended December 31, 1992.

      10.13      Purchase Agreements dated  July  31,
1992, and September 23, 1992, between AT&T Commercial
Finance   Corporation  and  Burr-Brown   Corporation.
Incorporated  by reference to Exhibit  10.39  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1992.

     10.14     Master Equipment Lease Agreement dated
June  20,  1990,  between  General  Electric  Capital
Corporation,   formerly  known   as   Ellco   Leasing
Corporation,      and     Burr-Brown     Corporation.
Incorporated  by reference to Exhibit  10.44  of  the
Registrant's   10-K  filing  for  the  period   ended
December  31,  1992.   Amendment dated  December  21,
1994. Incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended
December 31, 1994.

      10.15     Trust Agreement for Future Investment
Trust  dated  October  12, 1993,  between  Burr-Brown
Corporation  and  First Interstate Bank  of  Arizona.
Incorporated  by reference to Exhibit  10.37  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1993.

     10.16     Burr-Brown Corporation's amended Stock
Incentive   Plan  dated  February  11,  1994,   which
replaces the Stock Incentive Plan dated February  11,
1993. Incorporated by reference to Exhibit 10.29 of the Registrant's 10-K filing for the period ended
December 31, 1994.

      10.17      Future Investment Trust  Plan  dated
July  23,  1993, replaces the Burr-Brown  Corporation
Future  Investment  Trust dated  February  24,  1987.
Incorporated  by reference to Exhibit  10.39  of  the
Registrant's   10-K  filing  for  the  period   ended
December 31, 1993.  Replaced by the Future Investment
Trust Plan dated December 20, 1994. Incorporated by reference to Exhibit 10.30 of the Registrant's 10-K filing for the period ended December 31, 1994.
Amendments  to Future Investment Trust dated  January
1, 1995, and July 1, 1995, filed herein.

      10.18     Cash Profit Sharing Plan dated  April
21, 1995,      filed herein.

      10.19  Loan Agreement dated January  31,  1996,
between   Burr-Brown Corporation and First Interstate
Bank of   Arizona, N.A., filed herein.

      11. Computation of per share earnings, filed herein.

       13.    Portions  of  the  Annual   Report   to
Shareholders for    the year ended December 31, 1995,
are  expressly   incorporated  by  reference  to  the
Annual Report Form 10-K,      filed herein.

      21. Subsidiaries of the Registrant, filed herein.

      23.1  Consent of Ernst & Young LLP, Independent
Auditors,      filed herein.

     24.1 Power of Attorney, filed herein.

b.    No  reports of Form 8-K have been filed  during
the fourth     quarter of 1995.

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  SYRUS P. MADAVI                         Date:
March 20, 1996
     Syrus P. Madavi
     President and Chief Executive Officer


POWER OF ATTORNEY
KNOW  ALL  MEN  BY THESE PRESENTS, that  each  person
whose   signature   appears  below  constitutes   and
appoints Syrus P. Madavi, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME        TITLE   DATE

SYRUS P. MADAVI           President and Chief
March 20, 1996
Syrus P. Madavi          Executive Officer

JOHN L. CARTER         Executive Vice President
March 20, 1996
John L. Carter   and Chief Financial Officer
               (Principal Financial and Accounting
Officer)

THOMAS R. BROWN, JR.          Chairman of the Board
March 20, 1996
Thomas R. Brown, Jr.

THOMAS J. TROUP                    Vice Chairman of
the Board March 20, 1996
Thomas J. Troup

FRANCIS J. AGUILAR                 Director
March 20, 1996
Francis J. Aguilar

JOHN ANDEREGG, JR.                 Director
March 20, 1996
John Anderegg, Jr.

MARCELO A. GUMUCIO                 Director
March 20, 1996
Marcelo A. Gumucio

BOB JENKINS                        Director
March 20, 1996
Bob Jenkins

JAMES A. RIGGS                     Director
March 20, 1996
James A. Riggs

               BURR-BROWN CORPORATION AND
SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS
                    (Thousands of dollars)
     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


 COL. A                  COL. B    COL. C    COL. D
COL. F

                                    ADDITIONS
DEDUCTIONS
                         BALANCE AT     CHARGED   &
CURRENCY  BALANCE
                         BEGINNING      TO COSTS
TRANSLATION    AT END    CLASSIFICATION           OF
PERIOD  & EXPENSES  EFFECT   OF PERIOD
1995

Deducted from Asset Account:
Product Loss Reserve          $ 7,127   $ 1,974
$(2,229)(2) $ 6,872      Allowance for Doubtful Accounts
870      479        (3)(1)   1,346
                         $ 7,997   $ 2,453   $(2,232)  $
8,218


1994

Deducted from Asset Account:
Product Loss Reserve          $ 11,374  $  1,883  $
(6,130)(2) $7,127
Allowance for Doubtful Accounts    807       183
(120)(1)     870
                         $ 12,181  $  2,066  $ (6,250)
$7,997


1993

Deducted from Asset Account:
Product Loss Reserve          $8,805    $5,870
$(3,301)(2)    $ 11,374
Allowance for Doubtful AccountS  679       375
(247)(1)      807
                         $9,484    $6,245    $(3,548)
$12,181

(1) Uncollectible accounts written off, net of recoveries.
(2)  Primarily obsolete inventory.

Note:  Column E - Other is zero


     EXHIBIT 11

     BURR-BROWN CORPORATION AND SUBSIDIARIES
     COMPUTATION OF PER SHARE EARNINGS
     (Amounts in thousands, except per share data)

                                        YEARS ENDED
DECEMBER 31,                       1995         1994
1993
Restated (2)   Restated (2)
PRIMARY:
Weighted average number of shares outstanding(1)
14,889    14,316    14,315

Net effect of dilutive stock options based on the
treasury stock
method using the average market price of Common Stock
807     182        61

   Total                                      15,696
14,498    14,376

   Net Income                                $29,212
$ 6,465   $ 2,817

   Per Share Amount                          $  1.86
$  0.45   $  0.20

FULLY DILUTED:

Weighted average number of shares outstanding(1)
14,889    14,316    14,315

Net effect of dilutive stock options based on the
treasury stock
method using the end of period market price of Common
Stock,
if higher than the average market price
834     383        46

   Total                                     15,723
14,699     14,361

   Net Income                                $29,212
$ 6,465   $ 2,817

   Per Share Amount                            $1.86
$  0.44   $  0.20

(1)  Includes all shares held by the Stock Incentive
Plan.
(2) Restated to reflect a 3-for-2 stock split effective May 1995.

          -18-

     EXHIBIT 21

     BURR-BROWN CORPORATION AND SUBSIDIARIES



           JURISDICTION
     NAME OF CORPORATION OF INCORPORATION

1.   Burr-Brown International Holding Corporation
Delaware

2.   Burr-Brown Limited  Scotland

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

8.   Burr-Brown International GmbH Germany

9.   Burr-Brown Research GesmbH    Austria

10.  Burr-Brown AG  Switzerland

11.  Burr-Brown Foreign Sales Corporation    Barbados

12.  Burr-Brown Europe Limited     Scotland

13.  Power Convertibles Corporation (fka Analog
Microsystems, Inc.) Arizona

14.  PCC de Mexico, S.A. de C.V.   Mexico

15.  Power Convertibles Ireland, Ltd.   Ireland

16.  Intelligent Instrumentation, Inc.  Arizona

17.  Intelligent Instrumentation Japan, KK   Japan

18.  Intelligent Instrumentation GmbH   Germany

19.  Intelligent Instrumentation Limited     United
Kingdom

20.  Intelligent Instrumentation S.R.L. Italy

21.  Intelligent Instrumentation S.A.   France

22.  Intelligent Instrumentation, Inc. Foreign Sales
Corporation              Barbados
     -19-
