Form 10-Q
period 1996-03-30
BURR BROWN CORP
filed 1996-05-14
CIK 715577

================================================================================
 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
     FORM 10-Q

(Mark One)
  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1996

	or

 / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-11438
BURR-BROWN CORPORATION
	(Exact name of registrant as specified in its charter)

    Delaware                                       86-0445468
(State of Incorporation)                      (IRS Employer I.D. No.)

6730 South Tucson Boulevard
Tucson, Arizona 85706
(Address of principle executive offices)

(520) 746-1111
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

	Common Stock, $0.01 par value 16,070,958 Shares
===============================================================================

BURR-BROWN CORPORATION AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION		                                   	Page #

Item 1 FinancialStatements (Unaudited)

Consolidated Statements of Income,
Quarters Ended March 30, 1996 and April 1, 1995                           3

Consolidated Balance Sheets,
March 30, 1996, and December 31, 1995                                     4

Consolidated Statements of Cash Flows,
Quarters Ended March 30, 1996 and April 1, 1995                           5

Notes to Consolidated Financial Statements                                6

Item 2	Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       7


PART II.  OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibit 11: Computation of Consolidated
Earnings Per Share                                                         9

(b)	Reports on Form 8-K:  The Company did not
file any reports on Form 8-K during the quarter ended March 30, 1996

SIGNATURES

Signature Page                                                           10

PART I.    FINANCIAL INFORMATION

	BURR-BROWN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	(In thousands except per share amounts)


     		                                         QUARTERS ENDED
                                              Mar. 30,   Apr. 1,
	                                                 1996      1995
Net Revenue	                                   $61,174    $ 59,547
	% increase in revenue over prior year               3%         26%
Cost of Sales                                   30,497      31,361
Gross Margin	                                   30,677      28,186
	% of revenue                                       50%         47%
Expenses:
Research & Development	                           7,343      5,828
	% of revenue                                        12%        10%
Sales, Marketing, General and Administrative	    14,829    15,567
	% of revenue                                        24%       26%
Total Operating Expenses	                        22,172 	  21,395
	% of revenue                                        36%       36%
Income from Operations                            8,505     6,791
	% of revenue                                        14%       11%
Interest Expense	                                    198       283
Gain from Sale of Subsidiary	                     (6,680)        -
Other (Income) Expense                            (1,121)      128
Income Before Income Taxes	                       16,108     6,380
	% of revenue                                         26%       11%
Provision for Income Taxes	                        4,510     1,723
	Effective Tax Rate                                   28%       27%
Net Income	                                      $11,598   $ 4,657
	% of revenue	                                        19%        8%
	% increase in net income over prior year            149%      168%
Earnings per Common Share	                     $    0.69   $  0.31
	Shares used in per common share calculation      16,931    14,805

See Notes to Consolidated Financial Statements.


BURR-BROWN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(Thousands of dollars)


                                                 Mar. 30,     Dec. 31,
                                                    1996         1995
                                                (Unaudited)
ASSETS

Current Assets
	Cash and Cash Equivalents                     $  29,838   $  42,477
	Short-Term Investments	                          63,971      43,738
	Trade Receivables	                               49,150      55,713
	Inventories	                                     49,358      47,852
	Other 	                                           8,760       6,463
	Total Current Assets                            201,077     196,243
 Land, Buildings and Equipment
	Land	                                             3,387       3,393
	Buildings and Improvements                       23,549     	23,294
	Equipment	                                      100,084     100,812
		                                               127,020     127,499
	Less Accumulated Depreciation	                  (76,405)    (76,075)
		                                                50,615     	51,424
	Other Assets	                                     3,831    	  4,582
		                                              $255,523    $252,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
	Notes Payable	                                 $ 15,946     $ 17,904
	Accounts Payable                                 18,625       17,359
	Accrued Expenses	                                 9,032      	 8,703
	Accrued Employee Compensation and Payroll Taxes   5,528       	8,929
	Deferred Profit from Distributors	                5,740	       6,198
	Income Taxes Payable	                             8,993       	6,092
	Current Portion of Long-Term Debt	                  948       	1,150
	Total Current Liabilities	                       64,812       66,335

Long-Term Debt                                     1,181       	1,808
Deferred Gain	                                     2,245       	2,619
Deferred Income Taxes	                               435          159
Other Long-Term Liabilities                        1,787	       2,183

Commitments and Contingencies	                         - 	          -

Stockholders' Equity
	Preferred Stock	                                      - 	          -
	Common Stock	                                        166	         165
	Additional Paid-In Capital	                       89,925      	89,698
	Retained Earnings                                 99,386      	87,801
	Equity Adjustment From Foreign
 Currency Translation                               2,613	       3,162
	Treasury Stock	                                   (7,027)      (1,681)
		                                                185,063      179,145
		                                               $255,523     $252,249

See Notes to Consolidated Financial Statements.


BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)


                                                  QUARTERS ENDED
                                              Mar. 30,      Apr. 1,
                                                 1996         1995
OPERATING ACTIVITIES:
Net Income                                    $    11,598	    $  4,657
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
	Depreciation and Amortization                      3,255        2,903
	Amortization of Deferred Gain                       (374)        (374)
	Provision for Losses on Inventories                2,495        1,461
	Benefit from Deferred Income Taxes	               (1,389)        (627)
	Increase (Decrease) in Deferred Profit
 from Distributors                                   (458)         311
	Gain from Sale of Subsidiary	                     (6,680)           -
	Other	                                               (87)           61
Changes in Operating Assets and Liabilities:
	(Increase) Decrease in Trade Receivables           2,304   	    (6,091)
	(Increase) Decrease in Inventories	               (7,404)           50
	(Increase) Decrease in Other Assets	              (1,032)      (1,162)
	Increase in Accounts Payable 	                     2,916        4,489
	Increase (Decrease) in Accrued Expenses
 and Other Liabilities	                               (91)        4,748

Net Cash Provided By Operating Activities	           5,053        10,426

INVESTING ACTIVITIES:
Purchases of Short-Term Investments	                (20,233)	           -
Purchases of Land, Buildings and Equipment           (6,614)      	 (5,784)
Proceeds from Sale of Equipment	                        332    	       48
Proceeds from Sale of Subsidiary  	                  12,804 	           -

Net Cash Used in Investing Activities	              (13,711)        (5,736)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term Borrowings     1,005	            -
Payments of Short-Term and Long-Term Borrowings	       (261)     	   (377)
Payments for Capital Stock Activity, Net	            (5,131)     	   (213)

Net Cash Used In Financing Activities                (4,387)     	   (590)

Effect of Exchange Rate Changes on Cash                  406       	  (328)

Increase (Decrease) in Cash and Cash Equivalents      (12,639)        3,772

Cash and Cash Equivalents at Beginning of Year        	42,477         9,925

Cash and Cash Equivalents at End of Three Months     $ 29,838       $13,697

See Notes to Consolidated Financial Statements.


	BURR-BROWN CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)
	(In thousands)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

On April 21, 1995, the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend to stockholders of record as of May 5, 1995. Comparative period earnings per common share and shares used in the per common share calculation have been adjusted to reflect this three-for-two stock split.

2.   INVENTORIES

Inventories consist of the following:


		                                            Mar. 30,	   Dec. 31,
		                                                1996  	     1995
Raw Material	                                 $11,880	    $13,842
	Work-In-Process	                               18,967	     17,830
	Finished Goods	                                18,511      16,180
                                               --------    --------
                                               $49,358    $ 47,852
                                               ========   =========


3. TAX RATE

The effective tax rate for 1996 is expected to be 28%. The 1996 tax rate has been favorably impacted by the expected significant reduction of the deferred tax asset valuation allowance as benefits are expected to be realized given the continued profitability of the Company throughout the world.

4. CONTINGENCIES

The Company is involved in a litigation matter whereby the plaintiffs are charging that they and their respective properties are damaged from the release of contaminants into the ground water. Based on investigations to date, management does not believe the Company contributed to the alleged contamination and therefore is of the opinion that the disposition of this claim will not result in any material change in the Company's financial condition, results of operations or liquidity.

5. SALE OF SUBSIDIARY

On March 12, 1996, the Company completed the sale of its interest in PCC to a subsidiary of Charter Power Systems Incorporated for $12.8 million in cash. PCC produces battery chargers for cellular telephones and modular DC to DC converters used in a variety of applications. During 1995, PCC accounted for 9.5% of the Company's revenue and 3% of its profits. PCC generated 4.9% of first quarter 1996 revenue and made no contribution to net income. Prior to the sale, PCC employed 440 people, or 21% of Burr-
Brown's total world wide work force. The sale of PCC will allow the Company to better focus resources on its primary business of analog and mixed signal integrated circuits.

BURR-BROWN CORPORATION AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Factors Affecting Future Results."

RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $11.6 million or $.69 per share. First quarter net income is comprised of income from recurring operations of $6.8 million after giving offsets to income taxes or $.41 per share and a non-recurring gain of $4.8 million after giving offsets to income taxes or $.28 per share relating to the sale of its Power Convertibles Corporation (PCC) subsidiary. Compared to the first quarter of 1995, net income from recurring operations increased by 45.8 % and was up 32.3% on a per share basis.
Higher revenue, improved gross profit, increased income from investments and strict control of operating expenses drove this improvement in profitability.

Revenue for the first quarter was $61.2 million as compared to $59.5 million a year ago, an increase of 2.7% and down 12.4% from $69.8 million in fourth quarter 1995. Revenue for the core analog and mixed signal integrated circuit business increased by 10% over last year's first quarter while that of the systems business units declined. During the first quarter, the Company completed the sale of its interest in its PCC subsidiary. Sales excluding the PCC unit were $58.2 million, up 11.5% from $52.1 million in first quarter a year ago and down 11% from $65.4 million in the preceding quarter.

Gross profit as a percentage of sales continued to improve as operating expenses as a percentage of sales declined during the quarter. At 50.1% of sales, gross profit increased by 2.8 percentage points over the same quarter a year ago and is up .7 percentage points from the preceding quarter. Manufacturing cost reduction has resulted in continued sequential improvement in the gross profit ratio despite a decline in revenue. Customer pricing has remained essentially stable over the past year.

Total operating expenses at $22.2 million were slightly lower than the $22.4 million of fourth quarter 1995, even though Research & Development
(R&D) spending increased substantially. R&D spending increased 16.8% sequentially and 25.9% over the first quarter 1995. R&D expense increased due to the addition of technical personnel and higher spending relating to new product and new manufacturing process development. Operating expenses increased slightly over the $21.4 million of first quarter 1995. Sales,Marketing and General and Administrative (SMG&A) expenses were reduced by 7.8% from the preceding quarter and by 4.7% over the year ago quarter. These changes represent the continuation of a strategy to reduce the SMG&A expense while increasing R&D investments as a primary driver of revenue growth. Reductions in SMG&A were achieved through the consolidation of certain administrative activities, expanded use of third party distributors and tight expense control.

Interest income of $1 million was generated on the $93.8 million of cash, cash equivalents and short-term investments held by the Company during the first quarter. This compares to almost no interest income in the first quarter a year ago. The first quarter tax rate was 28% as compared to 27% for 1995. The 1996 tax rate has been favorably impacted by the expected significant reduction of the deferred tax asset valuation allowance as benefits are expected to be realized given the continued profitability of the Company throughout the world.

On March 12, 1996, the Company completed the sale of its interest in PCC to a subsidiary of Charter Power Systems Incorporated for $12.8 million in cash. PCC produces battery chargers for cellular telephones and modular DC to DC converters used in a variety of applications. During 1995, PCC accounted for 9.5% of the Company's revenue and 3% of its profits. PCC generated 4.9% of first quarter 1996 revenue and made no contribution to net income. Prior to the sale, PCC employed 440 people, or 21% of Burr-Brown's total world wide work force. The sale of PCC will allow the Company to better focus resources on its primary business of analog and mixed signal integrated circuits.

FOREIGN OPERATIONS

International markets constitute a majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions and the purchase of foreign contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. The forward contracts are in three primary currencies:
Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the prior year, the effect of foreign exchange rate changes had a minimal impact on first quarter 1996 revenue and overall financial results.

FACTORS AFFECTING FUTURE RESULTS

The Company's future operating results cannot necessarily be predicted based on past performance due to a number of factors affecting the Company and the semiconductor industry. The semiconductor industry is influenced by rapidly changing technology, the supply and price of raw materials, increased competition, price erosion, international monetary and economic conditions generally. The Company's future success also rests in its ability to make new product introductions that are timely, achieve market acceptance and produce acceptable margins. Although the Company believes it has adequate resources to sustain current operations, its financial results may be significantly affected by the above and other factors.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments increased by $7.6 million or 8.8% during first quarter to $93.8 million. $12.8 million was realized from the sale of PCC. During the quarter, 252,500 shares of Burr-Brown stock were repurchased at a cost of $5.3 million. This represents partial execution of plans to repurchase up to 1 million shares of stock to take advantage of prices considered to be favorable to the Company's stockholders. $5 million of cash was generated from operations as compared to $10.4 million in the first quarter of 1995. Total cash, cash equivalents and short-term investments have increased by $80.1 million or 585% from the first quarter a year ago.

Planned die bank build and finished goods safety stock replenishment resulted in net inventory increasing by $1.5 million or 3.1% to $49.4 million during the quarter. Expenditures for plant and equipment totaled $6.6 million compared to $5.8 million for the same period last year. Budgeted capital investments primarily target capacity expansion at selected bottleneck points in manufacturing modernization of manufacturing processes and an enterprise-wide upgrade of information systems. Total 1996 expenditures are anticipated to range between $30 million and $45 million.

At first quarter end 1996, total debt was $18.1 million of which $2.1 million was term debt. This compares to $20.9 million at 1995 year end. Most of this debt was held internationally and represented an interest rate arbitrage situation for the Company. In addition to term debt, credit facilities of approximately $58 million with both domestic and international banks were available to the Company of which approximately $16 million or 27% was utilized. As of January 31, 1996, the Company renegotiated a $15 million revolving line of credit which expires in 1998. The current ratio improved from 2.96 at year end to 3.1 in first quarter. The debt to equity ratio also improved from year end from .12 to .10.

Given both the current cash position and available credit facilities, Management believes the Company has sufficient capital resources available to meet its requirements for the foreseeable future.

The Company is involved in a litigation matter whereby the plaintiffs are charging that they and their respective properties are damaged from the release of contaminants into the ground water. Based on investigations to date, management does not believe the Company contributed to the alleged contamination and therefore is of the opinion that the disposition of this claim will not result in any material change in the Company's financial condition, results of operations or liquidity.

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


			                                              QUARTERS ENDED
	                                              Mar. 30,       Apr. 1,
		                                                 1996      	   1995 (1)
INCOME:

Net Income	                                $ 11,598,000 	$  4,657,000

PRIMARY EARNINGS PER SHARE:

Weighted Average Number of Shares
Outstanding	                                  16,225,000    14,340,000

Net Effect of Dilutive Stock Options
Based on the Treasury Stock Method
Using the Average Market Price of
Common Stock                                    706,000       465,000

Common Stock and Common Stock Equivalents    16,931,000	   14,805,000

Primary Earnings Per Share                        $0.69         $0.31

FULLY DILUTED EARNINGS PER SHARE:

Weighted Average Number of Shares
Outstanding                                   16,225,000    14,340,000

Net Effect of Dilutive Stock Options
Based on the Treasury Stock Method
Using the End of Period Market Price
of Common Stock, if Higher Than Average           706,000       606,000
Common Stock and Common Stock Equivalents      16,931,000    14,946,000

Fully Diluted Earnings Per Share                    $0.69         $ 0.31

- -----------------------------------------------------

(1) COMMON SHARE INFORMATION WAS RESTATED TO REFLECT A 3-FOR-2 STOCK SPLIT EFFECTIVE MAY, 1995.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	BURR-BROWN CORPORATION
	Registrant

By:	SYRUS P. MADAVI              		        JOHN L. CARTER
	   Syrus P. Madavi  			                   John L. Carter
	   President and Chief Executive Officer  Executive Vice President and
                                           Chief Financial Officer
    Date:  May 10, 1996	         	         Date:  May 10, 1996

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Syrus P. Madavi and John Carter, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                           	Date

/s/SYRUS P. MADAVI         President and Chief	             May 10, 1996
Syrus P. Madavi	           Executive Officer

/s/JOHN L. CARTER          Executive Vice President and	    May 10, 1996
John L. Carter	            Chief Financial Officer
	                          (Principal Financial and Accounting Officer)

/s/THOMAS R. BROWN         Chairman of the Board	           May 10, 1996
Thomas R. Brown, Jr.

/s/THOMAS J. TROUP         Vice Chairman of the Board	      May 10, 1996
Thomas J. Troup

/s/FRANCIS J. AGUILAR     	Director	                        May 10, 1996
Francis J. Aguilar

/s/JOHN S. ANDEREGG, JR.  	Director	                        May 10, 1996
John S. Anderegg, Jr.

/s/MARCELO A. GUMUCIO     	Director          	              May 10, 1996
Marcelo A. Gumucio

/s/JAMES A. RIGGS         	Director	                        May 10, 1996
James A. Riggs