Form 10-Q
period 1996-06-29
BURR BROWN CORP
filed 1996-08-13
CIK 715577

===========================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  /X/   	Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1996

	or

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

YES   X       NO
			    -------     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

COMMON STOCK, $0.01 PAR VALUE 15,966,217 SHARES
==========================================================

BURR-BROWN CORPORATION AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

                                           PAGE #

ITEM 1.  FINANCIAL STATEMENTS (Unaudited) Consolidated
Statements of Income, Three and               3
Six Months Ended June 29, 1996, and July 1, 1995

Consolidated Balance Sheets,			  4
June 29, 1996, and December 31, 1995

Consolidated Statements of Cash Flows, Six	  5
Months Ended June 29, 1996, and July 1, 1995

Notes to Consolidated Financial Statements    6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                    7


PART II.  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS		         9

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS			   9

ITEM 6	    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 4:  Certificate of Amendment of
	Restated Certificate of Incorporation of
	Burr-Brown Corporation,filed herein.    10

	Exhibit 10:  Amendment and Restated Burr
	Brown Corporation 1993 Stock Incentive Plan,
      	filed herein.                           11

	Exhibit 11: Computation of Consolidated
	Earnings Per Share,filed herein.          27

  	(b)	Reports on Form 8-K: The Company did not file
any reports on Form 8-K during the quarter ended June 29,
1996

        SIGNATURES

SIGNATURE PAGE	               28
- -2-

PART I.    FINANCIAL INFORMATION
BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended

	Jun. 29,	Jul. 1,
	1996		1995
                                --------    --------
Net Revenue	$58,181 		$69,594
% (decrease) increase in revenue
over prior year	(16%)		 46%
Cost of Goods Sold 	 28,427 		 35,796
	--------    --------
Gross Margin	 29,754 		 33,798
% of revenue	 51%		 49%
Expenses:
Research & Development	  7,293       6,921
% of revenue	 13%		 10%
Sales, Marketing, General and
Administrative 	 14,061 		 16,811
% of revenue	 24%         24%
	--------    --------
Total Operating Expenses	21,354 		 23,732
% of revenue	37%		 34%
Income from Operations	 8,400 		 10,066
% of revenue	14%		 15%
Interest Expense	   172 		    315
Gain from Sale of Subsidiary	-    		 -
Other (Income) Expense	  (949)		    374
	-------     -------
Income Before Income Taxes	 9,177 		  9,377
% of revenue	16%		  13%
Provision for Income Taxes	 2,570 		  2,532
Effective Tax Rate	28%		  27%
	-------    -------
Net Income	$6,607 		 $6,845
% of revenue	11%		 10%
% (decrease) increase in net
income over prior year	(3%)		249%
	=======    =======
Earnings per Common Share	$.40 		$.45
	=======    =======
Shares used in per common
share calculation	16,658 		 15,212
	=======		=======
	  Six Months Ended
	 Jun. 29,		 Jul. 1,
	 1996		 1995
	 --------    --------
Net Revenue.....................$119,355 	 $129,141
% (decrease) increase in revenue
over prior year................. (8%)		 36%
Cost of Goods Sold..............  58,924 	   67,157
	--------   --------
Gross Margin....................  60,431 	  61,984
% of revenue  	   51%      48%
Expenses:
Research & Development	  14,636 	  12,749
% of revenue	  12%		10%
Sales, Marketing, General and
Administrative	  28,890 	  32,378
% of revenue 	  24%		25%
	 --------  --------
Total Operating Expenses	 43,526 	  45,127
% of revenue	 36%	  35%
Income from Operations	 16,905 	  16,857
% of revenue	 14%	  13%
Interest Expense	    370 	     598
(Gain) from Sale of Subsidiary	 (6,680)		  -
Other (Income) Expense	 (2,070)	     502
	 --------    -------
Income Before Income Taxes	 25,285 		 15,757
% of revenue	 21%		 12%
Provision for Income Taxes	  7,080 		  4,255
Effective Tax Rate	 28%		 27%
	--------    -------
Net Income	$18,205      $11,502
% of revenue	 15%		  9%
% (decrease) increase in net income
over prior year	 58%		  211%
	 =======    =======
Earnings per Common Share	 $1.08 		  $.76
	 =======    =======
Shares used in per common
share calculation	 16,800 		 15,071

See Notes to Consolidated Financial Statements

- -3-

BURR- BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

					Jun. 29,		Dec. 31,
					1996		1995
		---------  --------
					(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$73,086 		$42,477
Short-Term Investments	 19,888 		 43,738
Trade Receivables	 47,649 		 55,713
Inventories		 48,027 	   47,852
Other 			 13,015 	    6,463
	--------		-------
Total Current Assets	201,665 	  196,243

Land, Buildings and Equipment

Land	  3,392 	   3,393
Buildings and Improvements	 23,844 		23,294
Equipment	108,854 	 100,812
	--------   --------
	136,090 	 127,499
Less Accumulated Depreciation	(79,088)	 (76,075)
	--------   --------
	 57,002 		51,424
Other Assets	  3,795 	   4,582
	--------   --------
  	262,462 	 252,249
	========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$21,663    $17,904
Accounts Payable	 15,922     17,359
Accrued Expenses	  8,041      8,703
Accrued Employee Compensation
and Payroll Taxes	  7,007 	  8,929
Deferred Profit from Distributors 7,758 	  6,198
Income Taxes Payable	  5,127     6,092
Current Portion of
Long-Term Debt	  1,102     1,150
	 --------  --------
Total Current Liabilities	 66,620 	 66,335

Long-Term Debt	  2,080 	  1,808
Deferred Gain	  1,871 	  2,619
Deferred Income Taxes	    749 	    159
Other Long-Term Liabilities	  1,760 	  2,183


Commitments and Contingencies       -    	     -


Stockholders' Equity
Preferred Stock	     -         -
Common Stock	    166 	     165
Additional Paid-In Capital	 90,009     89,698
Retained Earnings	105,993 	  87,801
Equity Adjustment From Foreign
Currency Translation	  2,484 	   3,162
Treasury Stock	 (9,270)	  (1,681)
	 --------  --------
	189,382 	 179,145
	---------  --------
	$262,462   $252,249
			        ========   ========

See Notes to Consolidated Financial Statements.

- -4-

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	                             Jun. 29, Jul. 1,
	                               1996    1995
	-------- --------
OPERATING ACTIVITIES:
Net Income	$18,205 $11,502
Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
Depreciation and Amortization	6,498     5,962
Amortization of Deferred Gain	 (748)	 (749)
Provision for Losses on
Inventories		3,334     2,600
Provision for (Benefit from) Deferred
Income Taxes		2,744)	 (772)
Increase (Decrease) in Deferred
Profit from Distributors	1,560 		677
Gain from Sale of Subsidiary	(6,680)		 -
Other	 (104)		297
Changes in Operating Assets
and Liabilities:
(Increase) Decrease in Trade
Receivables	 3,647  (11,376)
(Increase) Decrease in
Inventories	 (7,206)  2,498)
(Increase) Decrease in
Other Assets	 (3,697) (1,854)
Increase (Decrease) in Accounts
Payable	    379 	3,584
Increase (Decrease) in Accrued
Expenses and Other Liabilities	 (3,366)	7,505
	 -------- --------
Net Cash Provided By Operating
Activities	  9,078 	14,878

INVESTING ACTIVITIES:
Net Maturities (Purchases) of
Short-Term Investments	 23,850 		-
Purchases of Land, Buildings
and Equipment	(14,859)	(9,537)
Proceeds from Sale of Equipment     374      78
Proceeds from Sale of Subsidiary 12,804 	 	-
	 ------- --------
Net Cash Provided in(Used in)
Investing Activities 	 22,169 	(9,459)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings	7,158 	   436
Payments of Short-Term and Long-Term
Borrowings	 (586)	(1,384)
(Payments for) Proceeds from Capital
Stock Activity, Net	 (7,231)	   385
	 -------- --------
Net Cash Used in Financing
Activities	   (659)	  (563)

Effect of Exchange Rate Changes	     21 	  (654)
	 -------- --------
Increase in Cash and Cash
Equivalents	 30,609 	 4,202

Cash and Cash Equivalents at
Beginning of Year	 42,477 	 9,925
	-------- --------

Cash and Cash Equivalents at
End of Six Months 	$73,086   $14,127
	======== ========

See Notes to Consolidated Financial Statements.

- -5-

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form
10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.


2.   INVENTORIES

Inventories consist of the following:

	Jun. 29,		Dec. 31,
	1996		1995
	--------    --------
Raw Material	$10,663 		$13,842
Work-in-Proces	19,659 		 17,830
Finished Goods	17,705 		 16,180
	--------    --------
	$48,027 		$47,852
	========    =======

3. TAX RATE

The effective tax rate for 1996 is estimated to be 28%.
The 1996 tax rate has been favorably impacted by the expected significant reduction of the deferred tax asset valuation allowance as benefits are expected to be realized given the continued profitability of the Company throughout the world.

4. CONTINGENCIES

On August 7, 1996, the Company was dismissed from a lawsuit matter whereby the plaintiffs were charging that they and their respective properties were damaged from the release of contaminants into the ground water. There was insufficient evidence that the water beneath Burr-
Brown's site commingled with the contaminated ground water.

5. SALE OF SUBSIDIARY

On March 12, 1996, the Company completed the sale of its interest in Power Convertibles Corporation (PCC) to a subsidiary of Charter Power Systems Incorporated for
$12.8 million in cash. PCC produces battery chargers for cellular telephones and modular DC to DC converters used in a variety of applications. During 1995, PCC accounted for 9.5% of the Company's revenue and 3% of its profits. PCC generated 4.9% of first quarter 1996 revenue and made no contribution to net income. Prior to the sale, PCC employed 440 people, or 21% of Burr-Brown's total world wide work force. The sale of PCC will allow the Company to better focus resources on its primary business of analog and mixed signal integrated circuits.
- -6-

BURR-BROWN CORPORATION AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under Factors Affecting
Future Results.

RESULTS OF OPERATIONS

Net income for three and six months ended of 1996 was $6.6 million or $.40 per share and $18.2 million or $1.08 per share, respectively . The first six month's net income is comprised of income from recurring operations of $13.4 million or $.80 per share and a non-recurring gain of $4.8 million or $.28 per share relating to the sale of Power Convertibles Corporation (PCC), a subsidiary sold in the first quarter of 1996. Excluding this gain, compared to the first six months of 1995, net income from recurring operations increased by 16.5%.
Improved gross profit, increased income from investments and strict control of operating expenses drove this improvement in profitability.

Revenue for the second quarter was $58.2 million. When excluding revenue of PCC, revenue from ongoing operations was level with the preceding quarter. Revenue, net of PCC activity, for the first six months of 1996 was $3.2 million or 2.9% higher than the same period in 1995. The
Company's end markets of medical imaging, instrumentation and communications continued to show a strong demand.
Industrial process control and digital audio, the Company's two largest segments remained stable with the prior quarter. The computing market, in which the Company has very limited participation, continued to show weakness.

Gross margin as a percentage of sales has continued to improve to 51.1%, a gain of 1 percentage point over the prior quarter and up 2.5 percentage points over 1995's second quarter. This is the sixth consecutive quarterly improvement in gross margin. At 50.6% of sales, year-to-date gross margin increased by 2.6 percentage points over 1995's comparative period. Manufacturing cost reduction has resulted in this improvement in the gross margin ratio.

Total operating expenses at $21.4 million were lower than the prior quarter and the year ago quarter. Operating expenses for the first six months of 1996 were $1.6 million or 3.5% lower than the first six months of 1995.
These decreases occurred even though Research &
Development (R&D) spending increased substantially as a percentage of sales. R&D spending increased 2.6 percentage points over the second quarter of 1995 and 2.4 percentage points when comparing the first six months.
R&D expense increased due to the addition of technical personnel and higher spending relating to new product and new manufacturing process development. This investment resulted in a record 15 new products introduced in the second quarter and 12 new product introductions in the first quarter. Sales, Marketing and General and Administrative (SMG&A) expenses were reduced by 5.2% from the preceding quarter and by 16.4% over the year ago quarter. These changes represent the continuation of a strategy to reduce the SMG&A expense while increasing R&D investments as a primary driver of revenue growth.
Reductions in SMG&A were achieved through the consolidation of certain administrative activities, expanded use of third party distributors and tight expense control.

Interest income of $2 million was generated on the cash, cash equivalents and short-term investments that ranged from $85-93 million during the first six months of 1996.
This compares to almost no interest income in the first six months of 1995. The first quarter effective tax rate was 28% as compared to 27% for 1995. The 1996 effective tax rate has been favorably impacted by the expected significant reduction of the deferred tax asset valuation allowance as benefits are expected to be realized given the continued profitability of the Company throughout the world.

FOREIGN OPERATIONS

International markets constitute the majority source of the Companys revenues. The resulting transactions have exchange rate fluctuation risk associated with them.
Exchange rate risk is reduced through the natural hedges afforded by the Companys foreign operations, dollar-based or dollar-indexed sales transactions and the purchase of foreign contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. The forward contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Companys reported revenue to the extent that the international subsidiaries sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first six months of the prior year, the effect of foreign exchange rate changes had approximately an 8% unfavorable impact on first six months of 1996 revenue.
- -7-

FACTORS AFFECTING FUTURE RESULTS

The Companys future operating results cannot necessarily be predicted based on past performance due to a number of factors affecting the Company and the semiconductor industry. The semiconductor industry is influenced by rapidly changing technology, the supply and price of raw materials, increased competition, price erosion, international monetary and economic conditions generally.
 The Companys future success also rests in its ability to make new product introductions that are timely, achieve market acceptance and produce acceptable margins. Although the Company believes it has adequate resources to sustain current operations, its financial results may be significantly affected by the above and other factors.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments increased by $6.8 million or 7.8% during the first six months of 1996 to $93.0 million. $12.8 million was realized from the sale of PCC. During the first six months, 369,000 shares of Burr-Brown stock were repurchased at a cost of $7.6 million. This represents partial execution of plans to repurchase up to 1 million shares of stock to take advantage of prices considered to be favorable to the Companys stockholders. $9.1 million of cash was generated from operations as compared to $14.9 million in the first six months of 1995.

Selling PCC and reducing inventory output resulted in net inventory remaining relatively flat when compared to year end Expenditures for plant and equipment totaled $14.9 million compared to $9.5 million for the same period last year. Budgeted capital investments primarily target capacity expansion at selected bottleneck points in manufacturing, modernization of manufacturing processes and an enterprise-wide upgrade of information systems.
Total 1996 expenditures are anticipated to range between $30 million and $40 million.

At June 29, 1996, total debt was $24.8 million of which $3.2 million was term debt. This compares to $20.9 million at 1995 year end. Most of this debt was held internationally and represented an interest rate arbitrage situation for the Company. In addition to term debt, credit facilities of approximately $56.5 million with both domestic and international banks were available to the Company of which approximately $21.6 million or 38% was utilized. As of January 31, 1996, the Company renegotiated a $15 million revolving line of credit which expires in 1998. The current ratio improved from 2.96 at year end to 3.03 at the end of June 29, 1996.

Given both the current cash position and available credit facilities, Management believes the Company has sufficient capital resources available to meet its requirements for the foreseeable future.

Confirming managements opinions, on August 7, 1996 the Company was dismissed with prejudice from a lawsuit whereby the plaintiffs were charging that they and their respective properties were damaged from the release of contaminants into the ground water. There was insufficient evidence that the ground water beneath Burr-
Browns site commingled with the contaminated ground water.
- -8-

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On August 7, 1996, the Company was dismissed with prejudice from the following case due to insufficient evidence that ground water beneath Burr-Browns site commingled with the contaminated ground water:

Cordova v. Hughes Aircraft Company,  294158, Superior
Court, State of Arizona, Pima County filed on January 13,
1992. The plaintiffs charged that they and their respective properties were damaged from the release of contaminants including Trichloroethylene (TCE) into the ground waters and they sought monetary damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

a.	The Annual Meeting of Shareholders was held April
26, 1996.

b.	The following Directors were elected to serve until
the next Annual Meeting and until their successors are duly elected and qualified. The Directors are as follows:

Thomas R. Brown, Jr.
Francis J. Aguilar
John S. Anderegg, Jr.
Marcelo A. Gumucio
Syrus P. Madavi
James A. Riggs
Thomas J. Troup

	Voting on this resolution were 14,564,085 shares for, 24,627 shares authorization withheld, and 1,598,662 shares not voted.

c.	The shareholders approved the amendment to the 1993
Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 500,000 shares.

	Voting on this resolution were 10,602,685 shares for, 3,830,254 against, 21,395 abstained, and 1,733,040 shares not voted.

d.	The shareholders approved the amendment to the
Companys restated Certificate of Incorporation to increase the authorized shares of Common Stock from 40,000,000 shares to 80,000,000 shares.

	Voting on this resolution were 13,350,169 shares for, 1,174,390 shares against, 8,151 shares abstained, and 1,654,664 shares not voted.

e.	The shareholders approved the selection of Ernst &
Young LLP as Independent auditors for the Corporation for the ensuing fiscal year.

	Voting on this resolution were 14,571,903 shares for, 10,781 shares against, 6,028 shares abstained, and 1,598,662 not voted.
- -9-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT 4

CERTIFICATE OF AMENDMENT OF
RESTATED ARTICLES OF INCORPORATION OF
BURR-BROWN CORPORATION

	The undersigned, being the Chairman and Secretary, respectively, of Burr-Brown Corporation, a corporation organized and existing under the laws of the State of Delaware, does hereby certify that:

	1.	The first paragraph of Article FOURTH of the
Restated Certificate of Incorporation of this corporation is amended to read in its entirety as follows:

	FOURTH:  The Corporation shall be authorized
to issue two classes of shares of stock to be
designated, respectively, Preferred Stock and
Common Stock.  The total number of shares which
the Corporation shall have authority to issue is
Eighty-Two Million (82,000,000) and the aggregate
par value of all shares of stock that are to have a
par value shall be Eight Hundred Twenty Thousand
Dollars ($820,000).  The total number of shares of
Preferred Stock shall be Two Million (2,000,000)
and the par value of each share of such class shall
be One Cent ($.01).  The total number of shares of
Common Stock shall be Eighty Million (80,000,000)
and the par value of each share of such class shall
be One Cent ($.01).
		2.	Said Amendment has been duly adopted in
accordance with the provisions of Section 242 of the Delaware General Corporation Law, by approval of the Board of Directors of the corporation and by the affirmative vote of the holders of at least a majority of the outstanding shares entitled to vote.

	IN WITNESS WHEREOF, Burr-Brown Corporation has caused this Certificate of Amendment to be signed by its Chairman and attested by its Secretary this 15th day of May, 1996.


				BURR-BROWN CORPORATION



			By:   THOMAS R. BROWN, JR.
				Thomas R. Brown, Jr.

Attest:


JILL H. RICE
Jill H. Rice, Secretary

- -10-

EXHIBIT 10

BURR-BROWN CORPORATION
1993 STOCK INCENTIVE PLAN

(As Amended and Restated through February 16, 1996)

PREAMBLE

	The BURR-BROWN CORPORATION previously adopted the Burr-Brown Research Corporation Incentive Stock Plan of
1981 that was amended and restated in 1983. That plan shall be referred to as the "Original Plan." The Burr-
Brown Corporation 1993 Stock Incentive Plan ("Plan") shall serve as the successor to the Original Plan and will become effective as provided in Section 7 of this Article One. On
February 11, 1994, the Plan was amended and restated to (i) impose a limitation on the maximum number of shares for which any one participant in the Plan may be granted Stock
Options and direct Stock issuances over the remaining term of the Plan and (ii) establish an Automatic Option Grant
Program for the non-employee members of the Board.

ARTICLE ONE
GENERAL

	1. Definitions. As used herein, the following terms have the meanings hereinafter set forth unless the context clearly indicates to the contrary:

		1.1  "Board" shall mean the Board of
Directors of the Company.

1.2 "Change in Control" shall mean a change in ownership or control of the Company effected through either of the following transactions:

			1.2.1  any person or related group of
persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders which the Board does not recommend such stockholders to accept; or

			1.2.2  there is a change in the
composition of the Board over a period of twenty-four
(24) consecutive months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more proxy contests for the election of Board members, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time such election or nomination was approved by the Board.

1.3  "Code" shall mean the Internal Revenue Code of 1986.

1.4 "Committee" shall mean the committee of two (2) or more non-employee Board members appointed by the Board to administer the Plan.

1.5  "Company" shall mean Burr-Brown Corporation, a
Delaware corporation.

1.6 "Corporate Transaction" shall mean any of the following stockholder-approved transactions to which the Company is a party:

1.6.1 a merger, consolidation or other reorganization in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated,
- -11-

1.6.2 the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company, or

1.6.3 any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger.

1.7 "Fair Market Value" shall mean the closing selling price per share of Stock on the date in question, as reported by the National Association of Securities
Dealers on the Nasdaq National Market. If there is no such reported price on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

1.8 "Hostile Take-Over" shall mean a change in ownership of the Company effected through the following transaction:

			1.8.1  any person or related group of
persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders which the Board does not recommend such stockholders to accept, and

			1.8.2  more than fifty percent (50%) of
the securities so acquired in such tender or exchange offer are accepted from holders other than the officers and directors of the Company subject to the short-swing profit restrictions of Section 16 of the 1934 Act.

1.9 "Option" shall mean an option to purchase Stock granted pursuant to the provisions of the Discretionary
Option Grant or Automatic Option Grant Program.

1.10 "Optionee" shall mean any person to whom an Option is granted pursuant to the Discretionary Option Grant or Automatic Option Grant Program.

1.11  "Original Plan" shall mean the Burr-Brown Research
Corporation Incentive Stock Plan of 1981, as amended and restated in 1983.

1.12 "Participant" shall mean an employee or consultant to whom Stock is issued pursuant to the provisions of the Stock Issuance Program.

1.13  "Plan" shall mean the Burr-Brown Corporation
         1993 Stock Incentive Plan.

1.14 "Service" shall mean the performance of services on a periodic basis to the Company (or any Subsidiary corporation) in the capacity of an employee, a non-- employee member of the board of directors or an independent consultant or advisor, except to the extent otherwise specifically provided in the applicable Option or Stock issuance agreement executed pursuant to the provisions of the Plan.

1.15 "Stock" shall mean the Common Stock of the Company.

1.16 "Subsidiary" or "Subsidiaries" shall mean any corporation, the majority of the outstanding capital stock of which is owned, directly or indirectly, by the Company.

1.17 "Take-Over Price" shall mean the greater of (a) the Fair Market Value per share of Stock subject to an outstanding Option on the date that Option is surrendered to the Company in connection with a Hostile Take-Over or
(b) the highest reported price per share of such Stock paid by the tender offeror in effecting such Hostile
Take-Over. However, if the surrendered Option is an incentive stock option under Federal tax laws, the Take-
Over Price shall not exceed the clause (a) price per share.
- -12-

	2.0 Purpose. This Plan is intended to benefit the Company by providing an incentive to and encouraging
Stock ownership by key employees (including officers), non-employee members of the Board and consultants of the Company and its Subsidiaries; by providing such key employees, non-employee Board members and consultants the opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company's success; and by encouraging such individuals to remain in the Service of the Company or its Subsidiaries.

	3.0  Structure of the Plan.

	3.1 Stock Programs. The Plan shall be divided into three (3) separate components:

		-	The Discretionary Option Grant Program,
under which eligible individuals may, at the discretion of the Committee, be granted Options to purchase shares of Stock in accordance with the provisions of Article
Two.

		-	The Stock Issuance Program, under which
eligible individuals may be issued shares of Stock directly, through the immediate purchase of such shares at a price not less than eighty-five percent (85%) of their Fair Market Value at the time of issuance, as a bonus tied to the performance of services or the Company's attainment of financial objectives, without any cash payment required of the recipient.

		-	The Automatic Option Grant Program,
under which each non-employee Board member shall automatically receive a special Option grant to purchase shares of Stock in accordance with the provisions of Article Four.

	3.2  General Provisions.  Unless the context
clearly indicates otherwise, the provisions of Articles
One and Five shall apply to the Discretionary Option
Grant, Stock Issuance and Automatic Option Grant Programs and shall accordingly govern the interests of all individuals under the Plan.

	4.0   Administration.

	4.1  The Discretionary Option Grant and Stock
Issuance Programs under the Plan shall be administered by the Committee. The Committee shall initially have the same membership as the Board's Compensation Committee.
No member of the Committee shall be, at the time of exercise of discretion in administering this Plan or within one (1) year prior thereto, a person eligible for participation in the Plan or any other plan of the Company or any of its Subsidiaries entitling the participants therein to acquire Stock, Stock options or Stock appreciation rights of the Company or any of its Subsidiaries, other than pursuant to the Automatic Option
Grant Program. Members of the Committee shall serve for such term as the Board may determine and shall be subject to removal by the Board at any time. The Committee shall have full authority, subject to the express provisions of the Plan, to administer the Discretionary Option Grant and Stock Issuance Programs, including authority to interpret and construe any provision of such programs and to adopt such rules and regulations as it may deem necessary or appropriate. Decisions of the Committee shall be final and binding on all parties who have an interest in the Discretionary Option Grant or Stock
Issuance Program or any outstanding Option grant or Stock issuance hereunder. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Discretionary
Option Grant or Stock Issuance Program or any Option grant or Stock issuance under it.

	5.0  Option Grants and Stock Issuances.

5.1 The persons eligible to participate in the Discretionary Option Grant Program under Article Two and the Stock Issuance Program under Article Three are as follows:

			-	officers and other key employees
of the Company (or its parent or subsidiary corporations, whether now existing or subsequently established) who render services which contribute to the management, growth and financial success of the Company (or such parent or subsidiary corporations); and

			-	those consultants or other
independent contractors who provide valuable services to the Company (or its parent or subsidiary corporations).
- -13-

	Non-employee Board members shall not be eligible to participate in the Discretionary Option Grant or Stock
Issuance Program or in any other stock option, stock purchase, stock bonus, or other stock plan of the Company
(or its parent or subsidiary corporations) other than the Automatic Option Grant Program under Article Four.5.3
The Committee shall have full authority to determine, (i) with respect to the Option grants made under the Discretionary Option Grant Program, which eligible individuals are to receive Option grants, the number of shares to be covered by each such grant, the status of the granted Option as either an incentive stock option meeting the requirements of Code Sections 421 and 422
("Incentive Option") or a nonstatutory option not intended to meet such requirements ("Nonstatutory
Option"), the time or times at which each granted Option is to become exercisable and the maximum term for which the Option may remain outstanding; and (ii) with respect to Stock issuances under the Stock Issuance Program, which eligible individuals are to be selected for participation, the number of shares to be issued to each selected individual, the vesting schedule (if any) to be applicable to the issued shares and the consideration to be paid for such shares.

	6.0  Stock.

	6.1 Stock Available. The Stock to be issued under this Plan may be either authorized but unissued shares or shares issued and thereafter reacquired by the Company.
The aggregate number of shares of Stock which may be issued pursuant to this Plan shall not exceed at any time
2,116,959 shares,* subject to adjustment from time to time as provided in paragraph 6.3 below. Such authorized share reserve is comprised of (i) the number of shares which remained available for issuance under the Original
Plan as of the Effective Date, including the shares of Stock subject to the outstanding options under the Original Plan incorporated into this Plan and any other shares which would have been available for future option grant under the Original Plan (estimated to be 716,959 shares* in the aggregate), plus (ii) an additional increase of 900,000 shares* of Stock previously authorized by the Board and approved by the Company's stockholders prior to the Plan Effective Date, and (iii) a further increase of 500,000 shares* of Stock authorized by the Board on February 16, 1996 subject to stockholder approval at 1996 Annual Meeting. All issuances of Stock under the Plan, including any shares of Stock issued upon the exercise of options incorporated into the Plan from the Original Plan, shall reduce on a one-for-one basis the number of shares of Stock available for subsequent issuance under the Plan. Should any Option or any portion thereof be terminated or canceled for any reason without being exercised or surrendered in accordance with
Section 4 of Article Two or Section 3 of Article Four, the shares subject to the portion of the Option not so exercised or surrendered shall be available for subsequent Option grants or Stock issuances under this Plan. Shares subject to an Option or portion thereof surrendered in accordance with Section 4 of Article Two shall not be available for subsequent Option grants or Stock issuances under the Plan. If the Option price for any Options granted under the Plan is paid with shares of Stock or if any shares of Stock otherwise issuable under the Plan are withheld by the Company in satisfaction of the income and employment tax liability incurred in connection with any Optionee's or Participant's acquisition of Stock hereunder, then the number of shares of Stock available for subsequent issuance shall be reduced by the gross number of shares for which the Option is exercised or in which the Participant vests, and not by the net number of shares actually issued to the Optionee or the Participant.

	6.2 In no event may the aggregate number of shares of Stock for which any one individual participating in the Plan may be granted Options and direct Stock issuances exceed 900,000 shares* in the aggregate over the term of the Plan. For purposes of such limitation, no Option grants or direct Stock issuances made prior to January 1, 1994 shall be taken into account.

	6.3 Corporate Reorganization. In the event that any change is made to the securities issuable under the Plan (whether by reason of merger, consolidation, reorganization, recapitalization, Stock dividend, Stock split, combination of shares, exchange of shares or other change in capitalization) then, subject to the provisions of Section 2 of Article Two, Section 2 of Article Three and Section 3 of Article Four, the Committee may make appropriate adjustments in the maximum number and/or kind of securities issuable under the Plan, the maximum number and/or kind of securities for which Option grants and direct Stock issuances may be made to any one participant in the aggregate after December 31, 1993 and the number and/or kind of securities for which automatic Option grants are to be subsequently made per non-employee Board member under the Automatic Option Grant Program in order to reflect the effect of such change upon the Company's capital structure, and may make appropriate adjustments to the number and/or kind of securities and Option price of the securities subject to each outstanding Option to prevent the dilution of benefits thereunder. The adjustments determined by the Committee shall be final, binding and conclusive.

	6.4 Excess Grants and Issuances. Options to purchase shares of Stock may be granted and shares of Stock may be issued under the Plan which are in both instances in excess of the number of shares then available for issuance under the Plan, provided any excess shares actually issued under the Plan are held in escrow until the Company's stockholders approve an amendment sufficiently increasing the number of shares of Stock available for issuance under the Plan. If such stockholder approval is not obtained within twelve (12) months after the date the initial excess issuances are made, whether as Option grants or direct Stock issuances, then (I) any unexercised Options representing such excess shall terminate and cease to be exercisable and (II) the Company shall promptly refund to the Optionees and Participants the Option or purchase price paid for any excess shares issued under the Plan and held in escrow, together with interest (at the applicable Short Term
Federal Rate) for the period the shares were held in escrow, and such shares shall thereupon be automatically cancelled and cease to be outstanding.

*This number reflects the 3-for-2 split of the Stock effected in May, 1995.

- -14-

	6.5  Restrictions.  Shares issued under the
Discretionary Option Grant or Stock Issuance Program may be subject to such restrictions on transfer, repurchase rights or other restrictions as shall be determined by the Committee.

	7.0  Effective Date and Term of Plan.

	7.1  Effective Date.  The Discretionary Option
Grant and Stock Issuance Programs under the Plan were adopted by the Board on February 11, 1994, and the date of such adoption accordingly constitutes the Effective
Date for those two programs and the Plan.  The Automatic
Option Grant Program under the Plan was adopted by the Board on February 11, 1994 and became effective upon approval by the stockholders at the 1994 Annual Meeting held on April 22, 1994. The date of such stockholder approval accordingly constitutes the Effective Date of the Automatic Option Grant Program.

	7.2    Amendment.  The Plan was amended and
restated by the Board, effective February 16, 1996 (the
"February 1996 Restatement") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Plan by an additional 500,000 shares to 2,116,959 shares.* However, no options or shares granted on the basis of the 500,000-share increase to the Plan authorized by the February 1996 Restatement shall become exercisable in whole or in part unless and until the February 1996 Restatement is approved by the Corporation's stockholders. Should such stockholder approval not be obtained at the 1996 Annual Meeting, any options granted on the basis of the 500,000-share increase to the Plan authorized by the February 1996
Restatement shall terminate without ever becoming exercisable for any of the option shares, and no further option grants shall be made on the basis of the February
1996 Restatement. However, the Plan shall continue in full force and effect in accordance with the terms and provisions in effect under the Plan immediately prior to the February 1996 Restatement, and option grants and stock issuances may continue to be made under those programs until the existing share reserve under the Plan is issued. All option grants made under the Plan prior to the February 1996 Restatement shall remain outstanding in accordance with the terms and conditions of the respective instruments evidencing those options, and nothing in the February 1996 Restatement shall be deemed to modify or in any way affect those outstanding options.

	7.3 Term of Plan. Unless sooner terminated in accordance with Section 2 of Article Two, Section 2 of
Article Three, Section 3 of Article Four or by the Board, the Plan shall terminate on the earlier of:

(1) the tenth (10th) anniversary of the Effective Date of the Plan; or

(2) the date on which all shares available for issuance under the Plan shall have been issued or their availability cancelled pursuant to the surrender of Options granted hereunder.

		If the date of termination is determined under (i) above, then Options and unvested Stock issuances outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such Options and Stock issuances.


___________________________

This number reflects the 3-for-2 split of the Stock effected in May, 1995.

- -15-

	ARTICLE TWO

	DISCRETIONARY OPTION GRANT PROGRAM

	1.0 Terms and Conditions of Options. Options granted pursuant to this Discretionary Option Grant
Program shall be authorized by the Committee and may be either Incentive Options or Nonstatutory Options. The granted Options shall be evidenced by instruments in such form and including such terms and conditions as the Committee shall from time to time approve; provided, however, that each such instrument shall comply with the following terms and conditions:

	1.1  Option Price.

1.1.1 The Option price per share shall be fixed by the Committee, but in no event shall the Option price per share be less than the Fair Market Value of a share of the optioned Stock on the date of the Option grant.

1.1.2  Subject to the provisions of Section 1 of Article
Five, the Option price shall become immediately due and payable upon exercise of the Option and shall be payable in one of the alternative forms specified below:

	1.1.2.1 Full payment in United States dollars in cash or cash equivalents;

	1.1.2.2 Full payment in shares of Stock valued at Fair Market Value on the date the Option is exercised and held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes;

	1.1.2.3 A combination of shares of Stock valued at Fair Market Value on the date the Option is exercised and held for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes, and cash or cash equivalents, equal in the aggregate to the Option price;

	1.1.2.4 Full payment through a broker-dealer sale and remittance procedure pursuant to which the Optionee
(I) shall provide irrevocable written instructions to a designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate Option price payable for the purchased shares plus all applicable
Federal, state and local income and employment taxes required to be withheld by the Company in connection with such purchase and (II) shall provide written directives to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction; or

	1.1.2.5  Such other lawful consideration as the
Committee shall determine.

	1.2 Manner of Exercise of Options. Each Option granted under the Discretionary Option Grant Program shall be exercisable at such time or times and during such period as shall be determined by the Committee and set forth in the instrument evidencing such Option.
However, no Option may be exercised after the expiration of ten (10) years from the date such Option is granted.
During the lifetime of the Optionee, the Option, together with any related Stock appreciation right, shall be exercisable only by the Optionee and shall not be assignable or transferable by the Optionee other than a transfer of the Option by will or by the laws of descent and distribution following the Optionee's death. Options may be exercised by written notice to the Company in such terms as the Committee shall specify.

	1.3 Stockholder Rights. An Option holder shall have none of the rights of a stockholder with respect to any shares issuable under the Plan until such individual shall have been issued a stock certificate for the shares.

	1.  Dollar Limitation.  The aggregate Fair Market
Value (determined as of the respective date or dates of grant) of the Stock for which one or more Options granted to any employee after December 31, 1986 under this Plan
(or any other option plan of the Company or its parent or Subsidiary corporations) may for the first time become exercisable as incentive stock options under the Federal tax laws during any one calendar year shall not exceed the sum of One Hundred Thousand Dollars ($100,000). To the extent the employee holds two (2) or more such Options which become exercisable for the first time in the same calendar year, the foregoing limitation on the exercisability of such Options as incentive stock options under the Federal tax laws shall be applied on the basis of the order in which such Options are granted. Should the number of shares of Stock for which any Incentive
Option first becomes exercisable in any calendar year exceed the applicable One Hundred Thousand Dollar
($100,000) limitation, then the Option may nevertheless be exercised in that calendar year for the excess number of shares as a nonstatutory option under the Federal tax laws.
- -16-

	1.5  Termination of Service.

		1.5.1  Except to the extent otherwise
provided in paragraph 1.5.4 below, the following provisions shall govern the exercise period applicable to any outstanding Options under this Discretionary Option
Grant Program held by the Optionee at the time of cessation of Service or death.

			-	Should the Optionee cease to
remain in Service for any reason other than death or permanent disability, then the period during which each outstanding Option held by such Optionee is to remain exercisable shall be limited to the three (3)-month period following the date of such cessation of Service. However, the Committee shall have the discretion to provide for a longer post-Service exercise period (not to exceed the expiration date of the maximum Option term) in the event the Optionee ceases Service by reason of retirement at or after attainment of age sixty-five (65).

			-	In the event such Service
terminates by reason of permanent disability (as defined in Code Section 22(e)(3)) or should the Optionee die while holding one or more outstanding Options, then the period during which each such Option is to remain exercisable shall be limited to the twelve (12)-month period following the date of the Optionee's cessation of Service or death. During the limited exercise period following the Optionee's death, the Option may be exercised by the personal representative of the Optionee's estate or by the person or persons to whom the Option is transferred pursuant to the Optionee's will or in accordance with the laws of descent and distribution.

			-	Under no circumstances, however,
shall any such Option be exercisable after the specified expiration date of the Option term.

		1.5.2  During the post-Service exercise
period, the Option may not be exercised for more than the number of shares of Stock in which the Optionee is vested at the time of cessation of Service. Upon the expiration of such post-Service exercise period or (if earlier) upon the expiration of the Option term, the Option shall terminate and cease to be outstanding for any vested shares for which the Option has not been exercised.
However, each Option shall immediately terminate and cease to be outstanding, at the time of the Optionee's cessation of Service, with respect to any optioned shares for which such Option is not otherwise at that time exercisable or in which the Optionee is not otherwise at that time vested.

		1.5.3  Should (i) the Optionee's Service be
terminated for misconduct (including, but not limited to, any act of dishonesty, willful misconduct, fraud or embezzlement) or (ii) the Optionee make any unauthorized use or disclosure of confidential information or trade secrets of the Company or its Subsidiaries, then in any such event all outstanding Options held by the Optionee under this Discretionary Option Grant Program shall terminate immediately and cease to be outstanding.

		1.5.4  The Committee shall have full power
and authority to extend the period of time for which the Option is to remain exercisable following the Optionee's cessation of Service or death from the limited post-
Service exercise period specified in the instrument evidencing such grant to such greater period of time as the Committee shall deem appropriate under the circumstances. In no event, however, shall such Option be exercisable after the specified expiration date of the Option term.

		1.5.5  The Committee shall have complete
discretion, exercisable either at the time the Option is granted or at any time the Option remains outstanding, to permit one or more Options granted under this Discretionary Option Grant Program to be exercised not only for the number of shares for which each such Option is exercisable at the time of the Optionee's cessation of Service but also for one or more subsequent installments of purchasable shares for which the Option would otherwise have become exercisable had such cessation of Service not occurred.

	2.0  Corporate Transactions/Changes in Control.

	2.1 Option Acceleration. Each Option which is outstanding under this Discretionary Option Grant Program at the time of a Corporate Transaction shall automatically accelerate so that each such Option shall, immediately prior to the specified effective date for such Corporate Transaction, become fully exercisable with respect to the total number of shares of Stock at the time subject to such Option and may be exercised for all or any portion of such shares. However, an outstanding
Option under this Discretionary Option Grant Program shall not so accelerate if and to the extent: (i) such Option is, in connection with the Corporate Transaction, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof, (ii) such Option is to be replaced with a cash incentive program of
- -17-
the successor corporation which preserves the option spread existing at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such Option, or (iii) the acceleration of such Option is subject to other limitations imposed by the Committee at the time of the Option grant. The determination of option comparability under clause (i) above shall be made by the Committee and its determination shall be final, binding and conclusive.
 The Committee shall also have full power and authority to grant Options under the Plan which are to automatically accelerate in whole or in part upon the termination of the Optionee's Service following a Corporate Transaction, whether or not those Options are otherwise to be assumed or replaced in connection with the consummation of such Corporate Transaction.

	2.2 Termination of Options. Immediately following the consummation of the Corporate Transaction, all outstanding Options under this Discretionary Option Grant
Program shall terminate and cease to be outstanding, except to the extent assumed by the successor corporation or its parent company.

	2.3 Option Adjustments. Each outstanding Option under this Discretionary Option Grant Program which is assumed in connection with the Corporate Transaction or is otherwise to continue in effect shall be appropriately adjusted, immediately after such Corporate Transaction, to apply and pertain to the number and kind of securities which would have been issued to the Option holder, in consummation of such Corporate Transaction, had such person exercised the Option immediately prior to such Corporate Transaction. Appropriate adjustments shall also be made to the Option price payable per share, provided the aggregate Option price payable for such securities shall remain the same. In addition, the class and kind of securities available for issuance under the Plan on both an aggregate and per participant basis following the consummation of the Corporate Transaction shall be appropriately adjusted.

	2.4 Change in Control. The Committee shall have the discretionary authority, exercisable either in advance of any actually-anticipated Change in Control or at the time of an actual Change in Control, to provide for the automatic acceleration of outstanding Options under this Discretionary Option Grant Program upon the occurrence of the Change in Control. The Committee shall also have full power and authority to condition any such Option acceleration upon the subsequent termination of the Optionee's Service within a specified period following the Change in Control.

	2.5 Option Continuation. Any Options accelerated in connection with the Change in Control shall remain fully exercisable until the expiration or sooner termination of the Option term or the surrender of such Option in accordance with Section 4 of this Article Two.

	2.6  ISO Limitation.  The exercisability as
incentive stock options under the Federal tax laws of any Options accelerated under this Section 2 in connection with a Corporate Transaction or Change in Control shall remain subject to the dollar limitation of paragraph 1.4 of this Article Two.

	2.7 Right to Modify Corporate Structure. The grant of Options under this Plan shall in no way effect the right of the Company to adjust, reclassify, reorganize, or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate, sell or transfer all or any part of its business or assets.

	3.0  Cancellation and New Grant of Options.  The
Committee shall have the authority to effect, at any time and from time to time, with the consent of the affected
Option holders, the cancellation of any or all outstanding Options under this Discretionary Option Grant
Program and to grant in substitution therefor new Options under the Plan covering the same or different number and kind of shares of Stock but having an Option price per share not less than the Fair Market Value of the optioned
Stock on the new grant date.

	4.0  Surrender of Options for Cash or Stock.

	4.1 Surrender Right. One or more Optionees may be granted the right, exercisable upon such terms and conditions as the Committee may establish, to surrender all or part of an unexercised Option under this Discretionary Option Grant Program in exchange for a distribution from the Company in an amount equal to the excess of (i) the Fair Market Value (on the Option surrender date) of the number of shares in which the Optionee is at the time vested under the surrendered
Option (or surrendered portion thereof) over (ii) the aggregate Option price payable for such vested shares.

	4.2 Approval. No such Option surrender shall be effective unless it is approved by the Committee. If the surrender is so approved, then the distribution to which the Optionee shall accordingly become entitled under this
Section 4 may be made in shares of Stock valued at Fair
Market Value on the Option surrender date, in cash or partly in shares and partly in cash, as the Committee shall in its sole discretion deem appropriate.
- -18-

	4.3 Limited Rights. One or more officers of the Company subject to the short-swing profit restrictions of the Federal securities laws may, in the Committee's sole discretion, be granted limited stock appreciation rights in tandem with their outstanding Options under this Discretionary Option Grant Program. Upon the occurrence of a Hostile Take-Over, each such officer holding one or more Options with such a limited stock appreciation right in effect for at least six (6) months shall have the unconditional right (exercisable for a thirty (30)-day period following such Hostile Take-Over) to surrender each such Option to the Company, to the extent the Option is at the time exercisable for vested shares of Stock.
In return for the surrendered Option, the officer shall be entitled to a cash distribution from the Company in an amount equal to the excess of (i) the Take-Over Price of the shares of Stock which are at the time vested under each surrendered Option (or surrendered portion) over
(ii) the aggregate Option price payable for such vested shares. Such cash distribution shall be paid within five
(5) days following the Option surrender date. Neither the approval of the Committee nor the consent of the Board shall be required in connection with such Option surrender and cash distribution. The balance of the Option (if any) shall continue in full force and effect in accordance with the instrument evidencing such grant.
- -19-

ARTICLE THREE

STOCK ISSUANCE PROGRAM


	1.0  Terms and Conditions of Direct Stock
Issuances.  Stock may be issued under this Stock Issuance
Program, either through direct and immediate purchases without any intervening Option grants or as unvested shares issued upon the exercise of immediately exercisable Options granted under Article Two. The issued shares shall be evidenced by a Stock Issuance
Agreement ("Issuance Agreement") that complies with the following terms and conditions:

	1.1  Consideration.

		1.1.1  Stock drawn from the Company's
authorized but unissued shares of Stock ("Newly Issued
Shares") shall be issued for one or more of the following items of consideration which the Committee may deem appropriate in each individual instance:

		(i)	cash or cash equivalents (such as a
personal check or bank draft) paid the Company;

		(ii)	a promissory note payable to the
Company's order in one or more installments, which may be subject to cancellation in whole or in part upon terms and conditions established by the Committee; or

		(iii)	past services rendered to the Company
or any Subsidiary.

		1.1.2  Newly Issued Shares must be issued for
consideration with a value not less than one-hundred percent (100%) of the Fair Market Value of such shares at the time of issuance.

		1.1.3  Shares of Stock reacquired by the
Company and held as treasury shares ("Treasury Shares") may be issued for such consideration (including one or more of the items of consideration specified in paragraph
1.1.1. of this Article Three) as the Committee may deem appropriate. Treasury Shares may, in lieu of any cash consideration, be issued subject to such vesting requirements tied to the Participant's period of future
Service or the Company's attainment of specified performance objectives as the Committee may establish at the time of issuance.

	1.2  Vesting Provisions.

		(i)  The issued Stock may, in the absolute
discretion of the Committee, be fully and immediately vested upon issuance or may vest in one or more installments over the Participant's period of Service.
The elements of the vesting schedule applicable to any unvested shares of Stock, namely:

	 (ii)	the Service period to be completed by the
Participant or the performance objectives to be achieved by the Company,

	(iii)	the number of installments in which the
shares are to vest,

	(iv)	the interval or intervals (if any) which are
to lapse between installments, and

	(v)	the effect which death, disability or other
event designated by the Committee is to have upon the vesting schedule,

shall be determined by the Committee and incorporated into the Issuance Agreement executed by the Company and the Participant at the time such unvested shares are issued.

	1.3 Stockholder Rights. The Participant shall have full stockholder rights with respect to any shares of Stock issued to him or her under this Stock Issuance
Program, whether or not his or her interest in those shares is vested. Accordingly, the Participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares. Any new, additional or different shares of Stock or other property
(including money paid other than as a regular cash dividend) which the Participant may have the right to receive with respect to his or her unvested shares by reason of any Stock dividend, Stock split, reclass-ification of Stock or other similar change in the Company's capital structure or by reason of any Corporate
Transaction shall be issued, subject to (i) the same vesting requirements applicable to his or her unvested shares and (ii) such escrow arrangements as the Committee shall deem appropriate.
- -20-

	1..4  Termination of Service.

		1.4.1 Should the Participant cease to remain in Service while holding one or more unvested shares of Stock, then those shares shall be immediately surrendered to the Company for cancellation, and the Participant shall have no further stockholder rights with respect to those shares. To the extent the surrendered shares were previously issued to the Participant for consideration paid in cash or cash equivalent (including the Participant's purchase-money promissory note), the
Company shall repay to the Participant the cash consideration paid for the surrendered shares and shall cancel the unpaid principal balance of any outstanding purchase-money note of the Participant attributable to such surrendered shares. The surrendered shares may, at the Committee's discretion, be retained by the Company as Treasury Shares or may be retired to authorized but unissued share status.

		1.4.2  The Committee may in its discretion
elect to waive the surrender and cancellation of one or more unvested shares of Stock (or other assets attributable thereto) which would otherwise occur upon the non-completion of the vesting schedule applicable to such shares. Such waiver shall result in the immediate vesting of the Participant's interest in the shares of Stock as to which the waiver applies. Such waiver may be effected at any time, whether before or after the Participant's cessation of Service or the attainment or non-attainment of the applicable performance objectives.

	2.0  Corporate Transactions/Changes in Control.

2.1 All unvested shares of Stock outstanding under this Stock Issuance Program shall immediately vest in full upon the occurrence of a Corporate Transaction, except to the extent the Committee imposes limitations in the Issuance Agreement which preclude such accelerated vesting in whole or in part.

2.2 The Committee shall have the discretionary authority, exercisable either in advance of any actually-anticipated Change in Control or at the time of an actual
Change in Control, to provide for the immediate and automatic vesting of one or more unvested shares of Stock outstanding under this Stock Issuance Program at the time of such Change in Control. The Committee shall also have full power and authority to condition any such accelerated vesting upon the subsequent termination of the Participant's Service within a specified period following the Change in Control.

	3.0  Transfer Restrictions/Share Escrow.

3.1 Unvested shares may, in the Committee's discretion, be held in escrow by the Company until the Participant's interest in such shares vests or may be issued directly to the Participant with restrictive legends on the certificates evidencing such unvested shares.

3.2 The Participant shall have no right to transfer any unvested shares of Stock issued to him or her under this Stock Issuance Program. For purposes of this restriction, the term "transfer" shall include (without limitation) any sale, pledge, assignment, encumbrance, gift or other disposition of such shares, whether voluntary or involuntary. Upon any such attempted transfer, the unvested shares shall immediately be cancelled, and neither the Participant nor the proposed transferee shall have any rights with respect to those shares. However, the Participant shall have the right to make a gift of unvested shares acquired under this Stock
Issuance Program to his or her spouse or issue, including adopted children, or to a trust established for such spouse or issue, provided the donee of such shares delivers to the Company a written agreement to be bound by all the provisions of the Plan and the Issuance
Agreement applicable to the gifted shares.
- -21-

ARTICLE FOUR

AUTOMATIC OPTION GRANT PROGRAM


	1.0  Eligibility.

	1.1 Eligible Optionees. The individuals eligible to receive automatic Option grants pursuant to the provisions of this Article Four shall be limited to
(i) those individuals who are serving as non-employee
Board members on the date of the 1994 Annual Stockholders
Meeting and (ii) those individuals who are first elected or appointed as non-employee Board members on or after the date of such Annual Meeting, whether through appointment by the Board or election by the Company's stockholders. Any non-employee Board member eligible to participate in the Automatic Option Grant Program pursuant to the foregoing criteria shall be designated an Eligible Director for purposes of this Article Four.

	1.2 Limitation. Except for the Option grants to be made pursuant to the provisions of this Automatic
Option Grant Program, non-employee Board members shall not be eligible to receive any additional Option grants or Stock issuances under this Plan or any other stock plan of the Company (or its parent or subsidiaries).

	2.0  Terms and Conditions of Automatic Option
Grants.

	2.1 Grant Dates. Option grants shall be made under this Article Four on the dates specified below:

		2.1.1  Each individual who is serving as an
Eligible Director on the date of the 1994 Annual
Stockholders Meeting will automatically be granted, on such date, a Nonstatutory Option to purchase 15,000* shares of Stock upon the terms and conditions of this Article Four.

		2.1.2  Each individual who first becomes an
Eligible Director on or after the date of the 1994 Annual
Meeting, whether through election by the Company's stockholders or appointment by the Board, shall automatically be granted, at the time of such initial election or appointment, a Nonstatutory Option to purchase 15,000* shares of Stock upon the terms and conditions of this Article Four.

2.2 The number of shares for which the automatic Option grants are to be made to Eligible Directors shall be subject to periodic adjustment pursuant to the applicable provisions of paragraph 6.3 of Article One.

	2.3  Option Price.  The Option price per share of
Stock of each automatic Option grant made under this Article Four shall be equal to one hundred percent (100%) of the Fair Market Value per share of Stock on the automatic grant date.

	2.4 Option Term. Each automatic Option grant under this Article Four shall have a maximum term of ten
(10) years measured from the automatic grant date.

	2.5 Exercisability/Vesting. Each automatic Option grant shall be immediately exercisable for any or all of the optioned shares. However, any shares purchased under the Option shall be subject to repurchase by the Company, at the Option price paid per share, upon the Optionee's cessation of Board service prior to vesting in those shares in accordance with the schedule below:

	2.5.1 Each automatic Option grant shall vest, and the Company's repurchase right shall lapse, in a series of five (5) equal and successive annual installments over the Optionee's period of continued Service as a Board member, with the first such installment to vest upon Optionee's completion of one (1) year of Board service measured from the automatic grant date.

		2.5.2  Vesting of the optioned shares shall
be subject to acceleration as provided in paragraph 2.8.3 and Section 3 of this Article Four. In no event shall any additional optioned shares vest after the Optionee's cessation of Board service, except as otherwise specifically provided pursuant to paragraph 2.8.3 of this Article Four.

	2.6 Payment. The Option price shall be payable in one of the alternative forms specified in paragraph 1.1.2 of Article Two. To the extent the Option is exercised for any unvested shares, the Optionee must execute and deliver to the Company a Stock issuance agreement for those unvested shares which provides the Company with the right to repurchase, at the Option price paid per share, any unvested shares held by the Optionee at the time of cessation of Board service and which precludes the sale, transfer or other disposition of any shares purchased under the Option, to the extent those shares are subject to the Company's repurchase right.

 This number reflects the 3-for-2 split of the Stock effected in May, 1995.

- -22-

	2.7 Non-Transferability. During the lifetime of the Optionee, the automatic Option grant, together with the limited Stock appreciation right pertaining to such Option, shall be exercisable only by the Optionee and shall not be assignable or transferable other than a transfer of the Option effected by will or by the laws of descent and distribution following the Optionee's death.

	2.8  Termination of Board Service.

		2.8.1 Should the Optionee cease service as a Board member for any reason other than death or permanent disability, while holding any automatic Option grant under this Article Four, then such individual shall have a six (6)-month period following the date of such cessation of Board service in which to exercise that Option for any or all of the optioned shares in which the Optionee is vested at the time of such cessation of Board service. However, the Option shall immediately terminate and cease to remain outstanding, at the time of such cessation of Board service, with respect to any optioned shares in which the Optionee is not otherwise at that time vested under that Option.

		2.8.2 Should the Optionee die within six (6) months after cessation of Board service, then any automatic Option grant held by the Optionee at the time of death may subsequently be exercised, for any or all of the optioned shares in which the Optionee is vested at the time of his or her cessation of Board service (less any optioned shares subsequently purchased by the Optionee prior to death), by the personal representative of the Optionee's estate or by the person or persons to whom the Option is transferred pursuant to the Optionee's will or in accordance with the laws of descent and distribution. The right to exercise each such Option shall lapse upon the expiration of the twelve (12)-month period measured from the date of the Optionee's death.

		2.8.3  Should the Optionee die or become
permanently disabled (as defined in Code Section
22(e)(3)) while serving as a Board member, then the shares of Stock at the time subject to any automatic
Option grant held by the Optionee shall immediately vest in full (and the Company's repurchase right with respect to such shares shall terminate), and the Optionee (or the representative of the Optionee's estate or the person or persons to whom the Option is transferred upon the Optionee's death) shall have a twelve (12)-month period following the date of the Optionee's cessation of Board service in which to exercise such Option for any or all of those vested shares of Stock.

		2.8.4  In no event shall any automatic Option
grant under this Article Four remain exercisable after the expiration date of the ten (10)-year Option term.
Upon the expiration of the applicable post-Service exercise period under paragraphs 2.8.1 through 2.8.3 above or (if earlier) upon the expiration of the ten
(10)-year Option term, the automatic Option grant shall terminate and cease to remain outstanding for any optioned shares in which the Optionee was vested at the time of his or her cessation of Board Service but for which such Option was not otherwise exercised.

	2.9  Stockholder Rights.  The holder of an
automatic Option grant under this Article Four shall have none of the rights of a stockholder with respect to any shares subject to that Option until such individual shall have exercised the Option and paid the Option price for the purchased shares.

	2.10 Remaining Terms. The remaining terms and conditions of each automatic Option grant shall be as set forth in the form Automatic Stock Option Agreement attached as Exhibit A to the Plan.

	3.0  Corporate Transactions/Changes in
Control/Hostile Take-Overs.

3.1 In the event of any Corporate Transaction, the shares of Stock at the time subject to each outstanding
Option under this Article Four but not otherwise vested shall automatically vest in full, and the Company's repurchase right with respect to those shares shall terminate, so that each such Option shall, immediately prior to the specified effective date for the Corporate
Transaction, become fully exercisable for all of the shares of Stock at the time subject to that Option and may be exercised for all or any portion of such shares as fully vested shares of Stock. Immediately following the consummation of the Corporate Transaction, all automatic
Option grants under this Article Four shall terminate and cease to remain outstanding.

3.2 In connection with any Change in Control, the shares of Stock at the time subject to each outstanding Option under this Article Four but not otherwise vested shall automatically vest in full, and the Company's repurchase right with respect to those shares shall terminate, so that each such Option shall, immediately prior to the occurrence of such Change in Control, become fully exercisable for all of the shares of Stock at the time subject to that Option and may be exercised for all or any portion of such shares as fully vested shares of Stock. Each such Option shall remain so exercisable until the expiration or sooner termination of the Option term.
- -23-

3.3 Upon the occurrence of a Hostile Take-Over, the Optionee shall have a thirty (30)-day period in which to surrender to the Company any Option held by him or her under this Article Four for a period of at least six (6) months. The Optionee shall in return be entitled to a cash distribution from the Company in an amount equal to the excess of (i) the Take-Over Price of the shares of Stock at the time subject to the surrendered Option
(whether or not the Optionee is otherwise at the time vested in those shares) over (ii) the aggregate Option price payable for such shares. Such cash distribution shall be paid within five (5) days following the surrender of the Option to the Company. Neither the approval of the Committee nor the consent of the Board shall be required in connection with such Option surrender and cash distribution. The shares of Stock subject to each Option surrendered in connection with the Hostile Take-Over shall not be available for subsequent issuance under the Plan.

3.4 The automatic Option grants outstanding under this Article Four shall in no way affect the right of the Company to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

	4.0  Amendment of the Automatic Grant Provisions.

		The provisions of this Automatic Option Grant
Program, together with the automatic Option grants outstanding under this Article Four, may not be amended at intervals more frequently than once every six (6) months, other than to the extent necessary to comply with applicable Federal income tax laws and regulations.
- -24-

ARTICLE FIVE

MISCELLANEOUS

	1.0  Installment Payments, Loans and Guarantees of
Loans.

1.1 The Committee may, in its discretion, assist any Optionee or Participant (other than an Optionee or Participant who is a non-employee member of the Board) in the exercise of one or more Options granted to such Optionee or the purchase of one or more shares of Stock issued to such Participant under the Plan, including the satisfaction of any Federal, state and local income and employment tax obligations arising therefrom, by
(i) authorizing the extension of a loan from the Company to such Optionee or Participant, (ii) permitting the Optionee or Participant to pay the Option price or purchase price for the purchased Stock in installments over a period of years or (iii) authorizing a guarantee by the Company of a third-party loan to the Optionee or Participant. The terms of any loan, installment method of payment or guarantee (including the interest rate and terms of repayment) shall be upon such terms as the Committee specifies in the applicable Option or Issuance
Agreement or otherwise deems appropriate under the circumstances. Loans, installment payments and guarantees may be granted with or without security or collateral. However, the maximum credit available to the Optionee or Participant may not exceed the Option or purchase price of the acquired shares (less the par value of such shares) plus any Federal, state and local income and employment tax liability incurred by the Optionee or Participant in connection with the acquisition of such shares.

1.2 The Committee may, in its absolute discretion, determine that one or more loans extended under this financial assistance program shall be subject to forgiveness by the Company in whole or in part upon such terms and conditions as the Committee may deem appropriate.

	2.0 Amendment of the Plan. The Board shall have complete and exclusive power and authority to amend or modify the Plan, and the Committee may amend or modify the terms of any outstanding Options or unvested Stock issuances under the Plan in any or all aspects whatsoever not inconsistent with the terms of the Plan. However,
(i) no such amendment or modification shall adversely affect rights and obligations with respect to Options at the time outstanding under the Plan, nor adversely affect the rights of any Participant with respect to Stock issued under the Plan prior to such action, unless the Optionee or Participant consents to such amendment, and
(ii) any amendment made to the Automatic Option Grant
Program (or any Options outstanding thereunder) shall be in compliance with the limitation of Section 4 of Article
Four. In addition, the Board shall not, without the approval of the Company's stockholders, amend the Plan to:

(i) materially increase the maximum number of shares issuable under the Plan or the number of shares for which Options may be granted to Eligible Directors under the Automatic Option Grant Program or the maximum number of shares for which any one individual participating in the Plan may be granted Options and direct Stock issuances in the aggregate after December 31, 1993, except for permissible adjustments under paragraph 6.3 of Article
One;

(ii) materially increase the benefits accruing to individuals who participate in the Plan; or

(iii) materially modify the eligibility requirements for the grant of Options or the issuance of Stock under the Plan.

		3.0  Use of Proceeds.  Any cash proceeds
received by the Company from the sale of shares pursuant to Option grants or direct Stock issuances under the Plan shall be used for general corporate business.

4.0  Withholding.

4.1 The Company's obligation to deliver shares of Stock upon the exercise of Options for such shares or upon the direct issuance or vesting of such shares under the Plan shall be subject to the satisfaction of all applicable
Federal, state and local income and employment tax withholding requirements.

4.2 The Committee may, in its discretion and in accordance with the provisions of this Section 4 and such supplemental rules as the Committee may from time to time adopt (including applicable safe-harbor provisions of SEC
Rule 16b-3), provide any or all holders of Nonstatutory
Options (other than the automatic Option grants made pursuant to Article Four of the Plan) or unvested shares under the Stock Issuance Program with the right to use shares of Stock in satisfaction of all or part of the Federal, state and local income and employment tax liabilities incurred by such holders in connection with the exercise of their Options or the vesting of their shares (the "Taxes"). Such right may be provided to any such holder in either or both of the following formats:
- -25-

			4.2.1  Stock Withholding.  The holder
of the Nonstatutory Option or unvested shares may be provided with the election to have the Company withhold, from the shares of Stock otherwise issuable upon the exercise of such Nonstatutory Option or the vesting of such shares, a portion of those shares with an aggregate
Fair Market Value equal to the percentage of the applicable Taxes (not to exceed one hundred percent
(100%)) designated by the holder.

			4.2.2  Stock Delivery.  The Committee
may, in its discretion, provide the holder of the Nonstatutory Option or the unvested shares with the election to deliver to the Company, at the time the Nonstatutory Option is exercised or the shares vest, one or more shares of Stock already held by such individual with an aggregate Fair Market Value equal to the percentage of the Taxes incurred in connection with such Option exercise or share vesting (not to exceed one hundred percent (100%)) designated by the holder.

	5.0 Regulatory Approvals. The implementation of the Plan, the granting of any Option hereunder and the issuance of Stock upon the exercise or surrender of any such Option or as a direct issuance under the Plan shall be subject to the Company's procurement of all approvals and permits required by regulatory authorities having jurisdiction over the Plan, the Options granted under it and the Stock issued pursuant to it.

	6.0 No Employment Rights. Nothing in the Plan shall confer upon the Optionee or the Participant any right to continue in the Service of the Company (or any Subsidiary employing or retaining such Optionee or Participant) for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Company (or any such Subsidiary) or of the Optionee or the Participant, which rights are hereby expressly reserved by each, to terminate the Service of the Optionee or Participant at any time for any reason whatsoever, with or without cause.

	7.0  Certain Outstanding Options.

7.1  Each Option granted under the Company's Original
Plan or the 1980 Burr-Brown Research Corporation
Executive Stock Plan which was outstanding on the Effective Date of this Plan was incorporated into this Plan and treated as an outstanding Option under this Plan, but each such Option continues to be governed solely by the terms and conditions of the instrument evidencing such grant, and nothing in this Plan shall be deemed to affect or otherwise modify the rights or obligations of the holders of such Options with respect to their acquisition of shares of Stock thereunder.

7.2 One or more provisions of this Plan, including the Option/vesting acceleration provisions applicable in the event of a Corporate Transaction or Change in Control or the limited surrender rights exercisable in the event of a Hostile Take-Over, may, in the Committee's discretion, be extended to one or more Options which were outstanding under the Company's Original Plan or the 1980 Burr-Brown
Research Corporation Executive Stock Plan on the
Effective Date of this Plan but which do not otherwise provide for such benefits.

		IN WITNESS WHEREOF, the February 16, 1996
Restatement of the BURR-BROWN CORPORATION 1993 STOCK
INCENTIVE PLAN is hereby declared effective and is executed as of May 22, 1996 on behalf of the Company by its hereunto duly authorized officer.



		BURR-BROWN CORPORATION



		By:   SYRUS P. MADAVI
	     	Syrus P. Madavi

		Title:     President & CEO





- -26-

BURR-BROWN CORPORATION AND SUBSIDIARIES			EXHIBIT 11
COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
(Unaudited)

Earnings per share are computed using the
the weighed average number of shares
outstanding  plus incremental shares
issuable upon exercise of outstanding
options under the treasury stock method.
	Three Months Ended
	Jun. 29,Jul. 1,
	1996		1995
	-------  -------
INCOME:
Net Income	 $6,607,000  $6,845,000

PRIMARY EARNINGS PER SHARE:

Weighted Average Number of Shares
Outstanding	 16,014,000  14,383,000
Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the Average Market
Price of Common Stock	    644,000     829,000
	  ----------  ----------
Common Stock and Common Stock
Equivalents	 16,658,000  15,212,000
	 ==========  ==========
Primary Earnings Per Share	  $0.40 		   $0.45
	 ==========  ==========

FULLY DILUTED EARNINGS PER SHARE:

Weighted Average Number of Shares
Outstanding	 16,014,000 14,383,000
Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the End of Period
Market Price of Common Stock,
if Higher Than Average	    644,000    905,000
	 ----------  ----------
Common Stock and Common Stock
Equivalents	 16,658,000  15,288,000
	===========  ===========
Fully Diluted Earnings Per Share  $0.40 		   $0.45

	Six Months Ended

         	   Jun. 29, Jul. 1,
	   1996     1995
	--------    --------
INCOME:
Net Income	$18,205,000 $11,502,000

PRIMARY EARNINGS PER SHARE:
Weighted Average Number of
Shares Outstanding	16,120,000  14,362,000

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the Average
Market
Price of Common Stock	    680,000    709,000
	----------    ---------
Common Stock and Common Stock
Equivalents	 16,800,000 15,071,000
	=========== ==========

Primary Earnings Per Share	$1.08 		  $0.76
	============ =========

FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number of Shares
Outstanding	 16,120,000 14,362,000

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the End of
Period Market Price of Common
Stock, if Higher Than Average	    680,000  899,000
	 ----------  ---------
Common Stock and Common Stock
Equivalents	 16,800,000 15,261,000
	=========== ==========
Fully Diluted Earnings Per
Share	$1.08 		  $0.75
	==========  ==========

- -27-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of
the Securities and Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by
the undersigned, thereunto duly authorized.
BURR-BROWN CORPORATION
Registrant
By:	 SYRUS P. MADAVI
	Syrus P. Madavi
	President and Chief Executive Officer


	Date:  August 12, 1996

	JOHN L. CARTER
	John L. Carter
	Executive Vice President and
	Chief Financial Officer

	Date:  August 12, 1996

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

SYRUS P. MADAVI  President and August 12, 1996
Syrus P. Madavi  Chief Executive Officer

JOHN L. CARTER Executive Vice August 12, 1996
John L. Carter  President and Chief
                Financial Officer
               (Principal Financial and
                Accounting Officer)

THOMAS R. BROWN, JR. Chairman of August12,1996
Thomas R. Brown, Jr. the Board

THOMAS J. TROUP  Vice Chairman  August 12, 1996
Thomas J. Troup  of the Board

FRANCIS J. AGUILAR Director     August 12, 1996
Francis J. Aguilar

 JOHN S. ANDEREGG  Director     August 12, 1996
John S. Anderegg, Jr.

MARCELO A, GUMUCIO Director     August 12, 1996
Marcelo A. Gumucio

JAMES A. RIGGS     Director     August 12, 1996
James A. Riggs