Form 10-Q
period 1996-09-28
BURR BROWN CORP
filed 1996-11-12
CIK 715577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 28, 1996

                           or

 / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission File Number 0-11438

      BURR-BROWN CORPORATION
      ----------------------
     (Exact name of registrant as specified in its charter)

      Delaware                                86-0445468
      --------                                ----------
     (State of Incorporation)          (IRS Employer I.D. No.)

      6730 South Tucson Boulevard
      Tucson, Arizona 85706
      ---------------------
     (Address of principle executive offices)

     (520) 746-1111
      -------------
     (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No
                                ---         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

            Common Stock, $0.01 par value 15,865,392 Shares

BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX
                             -----
PART I. FINANCIAL INFORMATION                                 Page #
-----------------------------
Item 1  Financial Statements (Unaudited)

Consolidated Statements of Income, Three and Nine Months Ended
September 28, 1996, and September 30, 1995                       3

Consolidated Balance Sheets,September 28,1996 and
December 31, 1995                                     						     4

Consolidated Statements of Cash Flows, Nine Months Ended
September 28,1996,and September 30,1995                          5

Notes to Consolidated Financial Statements                       6

Item 2  Management's Discussion and Analysis of  Financial
        Condition and Results of Operations                      7


PART II. OTHER INFORMATION
---------------------------
Item 6  Exhibits and Reports on Form 8-K

(a) Exhibit 11:Computation of Consolidated Earnings Per Share    9

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 28, 1996

SIGNATURES
----------
Signature Page                                                  10

PART I.    FINANCIAL INFORMATION

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited)
(In Thousands except per share amounts)


                                   Three Months Ended  Nine Months Ended
                                    Sep.28,   Sep.30,   Sep.28,  Sep.30,
                                     1996      1995      1996     1995
                                    ------    ------    ------    ------
Net Revenue                        $50,109   $70,218  $169,464 $199,359
% increase (decrease) in revenue
over prior year                     (29%)      43%      (15%)     38%
Cost of Goods Sold                  25,017    35,807    83,941  102,964
                                   -------   -------  --------  -------
Gross Margin                        25,092    34,411    85,523   96,395
% of revenue                          50%       49%       50%     48%
Expenses:
Research & Development               6,452     6,695    21,088   19,444
% of revenue                          13%       10%       12%     10%
Sales, Marketing, General and
Administrative                      12,137    16,173    41,027   48,551
% of revenue                          24%       23%       24%     24%
                                   -------   -------   -------  -------
Total Operating Expenses            18,589    22,868    62,115   67,995
% of revenue                          37%       33%       37%     34%
Income from Operations               6,503    11,543    23,408   28,400
% of revenue                          13%       16%       14%      14%
Interest Expense                      132       265       502      863
Gain from Sale of Subsidiary         (500)      -      (7,180)      -
Other (Income) Expense               (590)     (74)    (2,660)     428
                                   -------   -------   --------   ------
Income Before Income Taxes           7,461    11,352    32,746   27,109
% of revenue                          15%      16%        19%     14%
Provision for Income Taxes           1,761     3,065     8,841    7,320
Effective Tax Rate                    24%      27%        27%     27%
                                   -------   -------    -------   ------
Net Income                          $5,700    $8,287   $23,905  $19,789
% of revenue                          11%       12%        14%     10%
% increase (decrease) in net         (31%)     386%        21%    266%
income over prior year             =======  =======    =======  =======
Earnings per Common Share            $0.35    $0.54      $1.43    $1.30
Shares used in per common share    =======  =======    =======  =======
calculation                         16,502   15,417     16,711   15,230
                                   =======  =======    =======  =======

See Notes to Consolidated  Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                            Sep.28,    Dec.31
                                             1996       1995
                                           -------    -------
                                        (unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents                  $66,268     $42,477
Short-Term Investments                      24,044      43,738
Trade Receivables                           43,398      55,713
Inventories                                 48,363      47,852
Other                                       13,129       6,463
                                           -------   	 -------
Total Current Assets                       195,202     196,243
Land, Buildings and Equipment
Land                                         3,395       3,393
Buildings and Improvements                  24,253      23,294
Equipment                                  113,285     100,812
                                          --------     -------
                                           140,933     127,499
Less Accumulated Depreciation              (82,358)    (76,075)
                                          --------	    -------
                                            58,575      51,424
Other Assets                                 4,071       4,582
                                         	--------     -------
                                          $257,848    $252,249
                                          ========    ========
LIABILITES AND STOCKHOLDERS'EQUITY

Current Liabilities
Notes Payable                          	 $19,048     $17,904
Accounts Payable                          15,070      17,359
Accrued Expenses                           6,038       8,703
Accrued Employee Compensation and
Payroll Taxes                          	   7,232       8,929
Deferred Profit from Distributors          6,626       6,198
Income Taxes Payable                       3,355       6,092
Current Portion of Long-Term Debt          1,095       1,150
                                         -------     -------
Total Current Liabilities                 58,464      66,335
Long-Term Debt                             1,853       1,808
Deferred Gain                              1,497       2,619
Deferred Income Taxes                      1,102         159
Other Long-Term Liabilities                1,920       2,183

Stockholders' Equity
Preferred Stock                              -           -
Common Stock                                 166         165
Additional Paid-In Capital                90,111      89,698
Retained Earnings                        111,688      87,801
Equity Adjustment From Foreign
Currency Translation                       2,454       3,162
Treasury Stock                           (11,407)     (1,681)
                                         -------     -------
                                         193,012     179,145
                                       	--------     -------
                                        $257,848    $252,249
                                         =======     =======

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of Dollars)

                                             Nine Months Ended
                                            Sept.28,    Sept.30,
                                             1996          1995
                                           --------    --------
OPERATING ACTIVITIES:
Net Income                                  $23,905     $ 19,789
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization                 9,974        9,028
Amortization of Deferred Gain                (1,122)      (1,123)
Provision for Losses on Inventories           1,632        1,532
Provision for (Benefit from) Deferred        (2,380)      (3,219)
Income Taxes
Increase (Decrease) in Deferred Profit
from Distributors                               428        2,430
Gain from Sale of Subsidiary                 (7,180)         -
Other                                           (69)         509
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables      7,798      (13,574)
(Increase) Decrease in Inventories           (5,890)      (4,813)
(Increase) Decrease in Other Assets          (4,158)      (2,626)
Increase (Decrease) in Accounts Payable        (362)       4,467
Increase (Decrease) in Accrued Expenses and
Other Liabilities                            (6,233)      11,717
                                             ------       ------
Net Cash Provided By Operating Activities    16,343       24,117

INVESTING ACTIVITIES:
Net Maturities of Short-Term Investments     19,694         -

Purchases of Land,Buildings and Equipment   (19,970)     (13,949)
Proceeds from Sale of Equipment                 388          120
Proceeds from Sale of Subsidiary             12,804          -
                                             ------      --------
Net Cash Provided by (Used in) Investing
Activities                                   12,916      (13,829)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings                                    4,713        1,097
Payments of Short-Term and Long-Term           (788)      (1,000)
Borrowings
(Payments for) Proceeds from Capital         (9,330)      62,757
Stock Activity, Net                          -------      ------
Net Cash Provided by (Used In)Financing      (5,405)      62,854
Activities

Effect of Exchange Rate Changes                 (63)        (275)
                                             -------      -------
Increase in Cash and Cash Equivalents        23,791       72,867

Cash and Cash Equivalents at Beginning of    42,477        9,925
Year                                         -------      ------

Cash and Cash Equivalents at End of Nine    $66,268      $82,792
Months                                      =======      =======

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

1. BASIS OF PRESENTATION
   ---------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28,1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.


2. INVENTORIES
   -----------
Inventories consist of the following:

                                           Sep. 28,     Dec. 31,
                                             1996         1995
                                           --------     --------
Raw Material                               $11,431     $13,842
Work-in-Process                             19,512      17,830
Finished Goods                              17,420      16,180
                                           --------    --------
                                           $48,363     $47,852
                                           =======      ======

3. TAX RATE
   --------
The effective tax rate for 1996 is estimated to be 27%. The effective tax rate for the third quarter of 1996 was 23.6% which reflects the decrease in the effective tax rate of 28% estimated through the 1996 second quarter. The 1996 tax rate has been favorably impacted by the expected significant reduction of the deferred tax asset valuation allowance as benefits are expected to be realized given the continued profitability of the Company throughout the world.

4. SALE OF SUBSIDIARY
   ------------------
On March 12, 1996, the Company completed the sale of its interest in Power Convertibles Corporation (PCC) to a subsidiary of Charter Power Systems Incorporated for $12.8 million in cash. PCC produces battery chargers for cellular telephones and modular DC to DC converters used in a variety of applications. During 1995, PCC accounted for 9.5% of the Company's revenue and 3% of its profits. PCC generated 4.9% of first quarter 1996 revenue and made no contribution to net income. Prior to the sale, PCC employed 440 people, or 21% of Burr-Brown's total world wide work force. The sale of PCC will allow the Company to better focus resources on its primary business of analog and mixed signal integrated circuits.

BURR-BROWN CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Factors Affecting Future Results."

RESULTS OF OPERATIONS
---------------------------------------

Net income for the third quarter and first nine months of 1996 was $5.7 million or $.35 per share and $23.9 million or $1.43 per share, respectively. This compared to net income of $6.6 million or $.40 per share for the preceding quarter. Net income for the third quarter of 1995 was $8.3 million or $.54 per share. The first nine month's net income is comprised of income from recurring operations of $18.7 million or $1.12 per share and a non-recurring gain of $5.2 million or $.31 per share relating to the sale of Power Convertibles Corporation (PCC), a subsidiary sold in the first quarter of 1996. Excluding this gain, compared to the first nine months of 1995, net income from recurring operations decreased by 5.7%.

Revenue for the third quarter was $50.1 million. This compared to revenue of $58.2 million for the preceding quarter and $70.2 million for the same quarter last year. Revenue, net of PCC activity, for the first nine months of 1996 was $166.5 million or 6.2% lower than the same period in 1995. The rate of incoming orders declined sequentially reflecting both the traditionally weak summer quarter and industry conditions generally. The domestic distribution channel showed the most weakness, where inventory levels remain high. Standard linear products and the Industrial Process Control and Test and Instrumentation markets, largely served through distribution, were most affected. The communications market, particularly as related to base stations for wireless communication and high speed transmission for wide-area networks, exhibited strength. The PC market also gained momentum. Demand for products used in semiconductor manufacturing equipment, specifically steppers and automatic test equipment, continued to be weak. The order rate for digital audio products declined as customers move to the next generation of systems. As production for these next generation systems ramps up, demand is expected to increase substantially. Geographically, the international channels fared better than domestic and demand in the Southeast Asia region, excluding Japan,grew over both the prior quarter and last year.

At 50.1% of revenue, third quarter gross margin compares to 51.1% in the preceding quarter and 49% for the same quarter last year. During the quarter, pricing and mix remained relatively stable and the Company was able to realize significant reductions in manufacturing spending. However, lower volume reduced operating leverage which led to the 1 percentage point decline from the prior quarter. Year-to-date gains in manufacturing cost efficiencies, better yields and the divestiture of PCC, a low margin business, have improved gross margin by 2.1 percentage points over the same period last year, moving this ratio from 48.4% in 1995 to 50.5% for the current year.

Total third quarter operating expenses at $18.6 million were $2.8 million or 12.9% lower than the prior quarter and $4.3 million or 18.7% lower than the year ago quarter which included PCC expenses. Operating expenses for the first nine months of 1996 were $5.9 million or 8.6% lower than the first nine months of 1995 again including PCC expenses. Year-to-date, this overall decrease occurred even as Research & Development (R&D) spending increased 2 percentage points over the first nine months of 1995. During the first three quarters of 1996, 49 new products have been introduced, already a new annual record, and at least 15 more products are expected to be released in
the fourth quarter.   Sales, Marketing and General and Administrative
(SMG&A) expenses were reduced by 13.7% from the preceding quarter and by 25% over the year ago quarter. These changes represent the continuation of a strategy to reduce SMG&A expense while increasing R&D investments as a primary driver of revenue growth. Reductions in SMG&A were achieved through the implementation of certain cost cutting measures, consolidation of certain administrative activities, expanded use of third party distributors and tight expense control.

Interest income of $3 million was generated on the $90.3 million of cash, cash equivalents and short-term investments held by the Company during the first nine months. This compares to almost no interest
income in the first nine months of 1995.   The 1996 effective tax rate
was reduced from 28% to 27% in the third quarter. This compares with a 27% tax rate for 1995. The rate reduction resulted in a third quarter tax rate of 23.6%. The rate reduction was due to several favorable tax events during the third quarter including the reinstatement of the research and development tax credit.

FOREIGN OPERATIONS
------------------

International markets constitute a majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions and the purchase of foreign contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. The forward contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first nine months of the prior year, the effect of foreign exchange rate changes had approximately a 5% unfavorable impact on the revenue.

FACTORS AFFECTING FUTURE RESULTS
--------------------------------

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

FINANCIAL CONDITION
-------------------

Cash, cash equivalents and short-term investments increased by $4.1 million or 4.8% during the first nine months of 1996 to $90.3 million. $12.8 million was realized from the sale of PCC. During the first
nine months,   484,000 shares of Burr-Brown stock were repurchased at
a cost of $9.6 million. This represents partial execution of plans to repurchase up to 1 million shares of stock to take advantage of prices considered to be favorable to the Company's stockholders. $16.3 million of cash was generated from operations as compared to $24.1 million in the first nine months of 1995.

Divestiture of PCC and reduction of production levels resulted in net inventory remaining relatively flat when compared to year end. Net inventory remained essentially to the prior quarter's level primarily due to the reduced output. The inventory held at the Company's domestic distributors also remained stable during the quarter despite expanding the distribution network to include two new distributors. Year-to-date expenditures for plant and equipment totaled $20 million compared to $14 million for the same period last year. Budgeted capital investments primarily target capacity expansion at selected bottleneck points in manufacturing, modernization of manufacturing processes and an enterprise-wide upgrade of information systems.
Total 1996 expenditures are anticipated to range between $25 million and $35 million.

At September 28, 1996, total debt was $22 million of which $2.9 million was term debt. This compares to $20.9 million at 1995 year end. Most of this debt was held in Japan and represented an interest rate arbitrage situation for the Company. In addition to term debt, credit facilities of approximately $56 million with both domestic and international banks were available to the Company of which approximately $19 million or 34% was utilized. As of January 31, 1996, the Company reestablished a $15 million revolving line of credit which expires in 1998. The current ratio improved from 2.96 at year end to
3.34 at the end of nine months.

Given both the current cash position and available credit facilities, Management believes the Company has sufficient capital resources available to meet its requirements for the foreseeable future.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

ITEM 6.   EXHIBITS
                                                          Exhibit
                                                            11


BURR-BROWN CORPORATION AND SUBSIDIARIES
COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
(Unaudited)

Earnings per share are computed using the weighed average number of shares outstanding plus incremental shares issuable upon exercise of outstanding options under the treasury stock method.

                           Three Months Ended      Nine Months Ended
                           Sep.28,     Sep.30,     Sep.28,   Sep. 30,
                             1996        1995        1996       1995
                        ----------   ---------   ---------  ----------
INCOME:

Net Income              $5,700,000  $8,287,000  $23,905,000 $19,789,000

PRIMARY EARNINGS PER SHARE:

Weighted Average Number of
Shares Outstanding      15,903,000   14,549,000  16,047,000  14,424,000

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the Average
Market Price of Common Stock
                           599,000      868,000     664,000     806,000
                        ----------    ---------   ---------   ---------
Common Stock and Common
Stock Equivalents       16,502,000   15,417,000  16,711,000  15,230,000
                        ==========   ==========  ==========  ==========
Primary Earnings
Per Share                    $0.35        $0.54       $1.43       $1.30
                        ==========   ==========  ==========  ==========

FULLY DILUTED EARNINGS PER SHARE:

Weighted Average Number
of Shares Outstanding   15,903,000   14,549,000  16,047,000  14,424,000

Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the End of
Period Market Price of Common
Stock, if Higher Than Average
                           628,000     892,000      664,000     944,000
                        ----------    --------    ---------   ---------

Common Stock and Common Stock
Equivalents             16,531,000  15,441,000   16,711,000  15,368,000
                        ==========  ==========   ==========  ==========

Fully Diluted Earnings
Per Share                    $0.34       $0.54        $1.43       $1.29
                        ==========   =========   ==========  ==========

SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURR-BROWN CORPORATION
----------------------
Registrant

By: SYRUS P. MADAVI
    ---------------
    Syrus P. Madavi
    President and Chief Executive Officer

    Date:  November 8, 1996
           ----------------

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Syrus P. Madavi and Scott Blouin, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                  Title                      Date

SYRUS P.MADAVI     President and Chief       November 8, 1996
---------------    Executive Officer         ----------------
Syrus P.Madavi

J.SCOTT BLOUIN     Chief Financial Officer   November 8, 1996
---------------    (Principal Financial and  ----------------
J. Scott Blouin     Accounting Officer)

THOMAS R.BROWN,JR.  Chairman of the Board    November 8, 1996
-----------------                            ----------------
Thomas R.Brown, Jr.

THOMAS J.TROUP       Vice Chairman of the    November 8, 1996
---------------      Board                   ----------------
Thomas J.Troup

FRANCIS J.AGUILAR    Director                November 8, 1996
-----------------                            ----------------
Francis J.Aguilar

JOHN S.ANDEREGG,JR.  Director                November 8, 1996
-------------------                          ----------------
John S.Anderegg,Jr.

MARCELO A.GUMUCIO    Director                November 8, 1996
-----------------                            ----------------
Marcelo A.Gumucio

JAMES A.RIGGS        Director                November 8, 1996
-------------                                ----------------
James A.Riggs