Form 10-K
period 1996-12-31
BURR BROWN CORP
filed 1997-03-31
CIK 715577

22




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K
(Mark One)

     [X]        Annual Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
               For the Fiscal Year Ended December 31, 1996
                               or
     [  ]       Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
                   For     the     Transition     Period     from
to

                  Commission File No. 0-11438

                     BURR-BROWN CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

            Delaware                        86-044546      _
      (State of Incorporation)  (IRS Employer Identification No.)

                  6730 South Tucson Boulevard
                     Tucson, Arizona 85706
            (Address of Principal Executive Offices)

                     (520) 746-1111  _
                (Registrant's Telephone Number)

  Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $0.01 Par Value
                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes [ X ]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price as of March 5, 1997 was approximately $349,222,422.

      There were 15,940,297 shares of Burr-Brown Common Stock outstanding as of March 5, 1997.

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996--Incorporated by reference into Parts I, II, and IV.

      Portions of the Registrant's Proxy Statement for the Annual
Meeting   of  Stockholders  to  be  held  on  April  25,   1997--
Incorporated by reference into Part III.


                             PART I

           Portions of this Annual Report on form 10-K
               may contain certain forward looking
           statements.  The achievement of the results
            to which such forward looking statements
            relate is subject to various risks, which are described under "Risk Factors" at the end of Part I of this report.

ITEM 1.  BUSINESS

GENERAL
Burr-Brown Corporation (and its wholly-owned subsidiaries and majority-owned affiliated companies, "Burr-Brown" or the "Company") is primarily engaged in the design, manufacture, and marketing of a broad line of proprietary, standard, high-performance, analog and mixed signal semiconductor components used in the processing of electronic signals. The Company's products are used primarily in medical and analytical instrumentation, process control systems, laboratory instrumentation, manufacturing automation, automatic test equipment, digital audio equipment, communications, imaging, computer peripherals, and multimedia. The Company also offers a product line of system components which include personal computer data acquisition and signal processing products, data collection systems, and data entry terminals. The Company was incorporated in Arizona in 1956 and reincorporated in Delaware in 1983. The Company's management and technical team has many years of experience in the design, manufacture and world-wide marketing of high performance analog and mixed signal semiconductor components, and in solving customer problems in the markets served.

THE INDUSTRY
Integrated circuits may be divided into three categories: analog, digital and mixed signal. Digital circuits, which include memory devices and microprocessors, use many repetitive circuit elements that can each represent the two values ("1" and "0") required by the binary number system that serves as a basis for most computation. Analog circuits, on the other hand, are capable of representing an infinite number of values with an output signal based on a continuously varying input signal. These input signals typically represent "real world" phenomena such as temperature, pressure, position, light, sound, and speed. Mixed signal circuits are circuits that employ both analog and digital signal processing techniques. Analog and mixed signal circuits are used in most electronic systems, with major markets for such circuits including computing, telecommunications and data communications, test and measurement, medical instrumentation, industrial process control, manufacturing automation, digital audio, and automotive electronics. Typical analog circuits include signal amplifiers, instrumentation amplifiers, current transmitters, regulators, analog multipliers, and isolation amplifiers. Typical mixed signal circuits include analog-to-digital and digital-to-analog converters. Recently, the rapid growth of the high speed and wireless communications, multimedia and portable computing, and digital audio markets have created important new growth opportunities for high performance analog and mixed signal products. ICE Corporation estimated that analog and mixed signal circuits accounted for 15% of the $117 billion market for semiconductors in 1996.

The market for, and design and production of, analog circuits differs from that of digital circuits in several important ways. In general, the market for analog circuits is more diverse than for digital circuits, with each application requiring different operating specifications for resolution, processing linearity, speed, power, and amplitude capability. As a result, analog circuit markets generally have relatively smaller volume requirements per device. The markets for analog circuits are generally fragmented, and competition within those markets tends to depend less upon price and more upon performance, functionality, quality, and reliability. Analog circuits designed for specified applications are often characterized by longer life cycles and more stable pricing compared to typical digital circuits. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, are less effective for analog devices. Accordingly, analog circuit design has traditionally been highly dependent on the skills and experience of individual design engineers. Also, in contrast to digital circuits, the performance of analog circuits is more dependent on circuit design, circuit layout, and the matching of circuit elements than on advanced capabilities in submicron manufacturing processes. Consequently, the production of high performance analog circuits typically requires relatively less capital investment than the production of highly integrated digital circuits. Because analog circuits are found in most electronic systems, the growth in the use of digital systems across a broad range of applications has in turn fueled a growth in the demand for analog integrated circuits.

PRODUCTS
The Company operates predominantly in one segment, the electronic component industry. The Company has various classes of products within that one segment.

The following table shows the approximate product line revenues as a percentage of total Company revenues:

     PRODUCT LINE                        1996               1995
1994
Analog Integrated Circuits         47.3%               42.4 %
43.3 %
     Data Conversion Integrated Circuits 45.4%              42.4
%    37.8 %
     Power Conversion Products              0%              9.5 %
10.3 %
     Other                            7.3%               5.7 %
8.6%

Demand for analog circuits primarily has been driven by the need for increased productivity manifested as the need for lower cost, faster, lower power, smaller size, greater functionality, and higher precision products. Semiconductor technology has provided many effective solutions to this demand. The availability of effective solutions has accelerated with the advent of more advanced digital processing. This has led to greater use of digital computers or processors to provide massive computational power to control processes and equipment and in general, to greater automation and productivity in industry. Since the early seventies, the availability of low cost digital microprocessors and later digital signal processing, in cost-effective single chip form, has enabled an acceleration of the trend toward digitization of systems. This has led to increased use of computers as imbedded processors to measure, control, monitor or process electronic signals nearer or adjacent to the sensor that is detecting physical conditions. This, in turn, has created the need for products that enable digital computers, microprocessors, and microcontrollers, and digital signal processors (DSP's) to interact with electronic signals derived from physical or analog phenomena. Burr-Brown designs and manufactures the integrated circuits which perform the analog signal conditioning and data conversion functions critical to this interaction.

Process control sensors generate continuously varying electronic signals, called analog or linear signals, which represent the physical phenomenon being measured or controlled. In many circumstances these analog signals are relatively weak and contaminated with a large amount of electrical noise. The Company's signal processing components are used to strengthen, filter, transmit, and otherwise condition the signal. The resulting signal, still in analog form, must be converted into a digital signal before it can be processed by a computer. The Company's analog-to-digital circuits effect this conversion. After the digital signal is processed by the computer, it is often necessary to convert the digital signal back to analog form, and the Company's digital-to-analog circuits also accomplish this reverse conversion. The resulting analog signal controls the process.

The market requirements for analog signal processing and conversion products range from high performance industrial applications to high volume consumer applications. The Company's product strategy has been to concentrate on proprietary high precision, high performance analog, data conversion, and integrated analog/digital (mixed signal) circuits. The Company identifies significant markets in which new or enhanced high performance products of this type are required. The Company then attempts to develop and supply as complete a function as is permitted by technological and cost constraints.

The Company's signal processing and data conversion products are generally designed into a customer's product and usually remain a part of that product throughout its life. The Company's experience has been that there is generally a two to four-year period before the sales level of its products fully matures, and the sales life of the products may extend to eight years or more. Once the Company's component has been designed into a customer's product, the relatively low volume, high performance characteristics of the component significantly deter potential competitors. As a result, the Company is often a customer's sole source for that particular component.

ANALOG INTEGRATED CIRCUITS
Analog linear signal processing integrated circuits are used to process and transmit analog data signals prior to their conversion to digital signals. The Company's analog circuits include operational amplifiers, power amplifiers, instrumentation amplifiers, programmable gain amplifiers, isolation amplifiers, current transmitters, and other analog signal processing components. These components are widely used in such applications as data acquisition systems, automatic test equipment, analytical instruments, medical instruments and systems, military equipment, industrial controls, computer peripherals, and communications equipment.

Operational Amplifiers. Operational amplifiers are used to detect and amplify weak (low level) analog signals and are an integral part of most measurement and control systems. The operational amplifier is the fundamental building block in analog systems design. In addition to amplification, it can perform mathematical functions such as integration and differentiation. The Company's high performance operational amplifiers are generally capable of amplifying typical analog signals in the micro-volt range up to 100,000 times and provide ultra-low drift, low bias current, low noise, high bandwidth, and fast settling time. Certain models provide high voltage and high current, or high speed operation for special applications. These high performance amplifiers are required to treat signals generated in numerous applications, including communication systems, audio and video system, ATE, robotics, imaging systems and magnetic resonance, and computer-aided tomography (CAT) body scanning systems.

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

Other Signal Processing and Transmitter Components. The Company manufactures a variety of other analog signal processing components, including mathematical function circuits, current transmitters, and voltage-to-frequency converters. Mathematical function circuits are used when information sought can be effectively derived only through its mathematical relationship to analog signals. Current transmitters send analog signal information from a process sensor to measurement or control equipment in the form of a current on the same wires that produce the power to the transmitter and sensor. Voltage-to-frequency converters convert process signal amplitude to a frequency, making the signal immune to electrical noise and permitting more efficient storage and processing of the signed information.

Isolation Products. The Company's Isolation Product Division, which is operated by Burr-Brown's wholly-owned Scottish subsidiary, focuses on the design, development, manufacturing, and marketing of isolation amplifiers, isolated bus transceivers, and DC-to-DC converters. These products provide galvanic isolation of input and output signals and thereby achieve reduced circuit noise interference and prevent harm to people or equipment due to high voltage transients or current leakage. The product line utilizes optical, transformer and capacitive techniques to produce linear transfer functions between input and output. In certain products, isolated digital couplers are used in lieu of opto-couplers in the galvanic isolation of data signals. The isolation products are used in industrial process control, communication, and in medical instrumentation among others.

DATA CONVERSION PRODUCTS
The Company's Data Conversion Products Division focuses on the design, manufacturing, and marketing of integrated circuit devices used to convert analog signals to digital form ("A/D converters") or to convert digital signals to analog form ("D/A converters"). This conversion is necessary in virtually all applications in which digital computers or processors measure and control the analog signals from a physical, "real world" process.

General Purpose Conversion Products. The majority of the Company's mixed signal components revenue is derived from moderate speed, high resolution, and high accuracy converters. These general purpose converters are used primarily in manufacturing process control instrumentation, electronic test instrumentation, automatic test systems, and communications systems. For example, in a robot controller, the position of the robot arm must be precisely measured and manipulated. Analog signals from the robot's position sensors are converted by an A/D converter for computer processing and, in turn, a D/A converter converts the digital control signal from the computer to analog form to drive the actuators and servo motors to position the robot arm accurately.

High Speed Conversion Products. In the early 1980's, the Company began developing high speed, high resolution A/D and D/A converters at speeds substantially greater than general purpose products. These products utilize a unique combination of technologies and design expertise to achieve state-of-the-art performance. High speed converters are used in a variety of applications such as image processing, digital oscilloscopes, ultrasound, radar, and sonar, as well as the front end of advanced systems using digital signal processing (DSP) technology. The Company believes that due to the unique combination of technologies involved, the high speed, high resolution data converter products have limited competition.

Digital Audio and Video Products Division (Burr-Brown Japan). The Company's Digital Audio and Video Products Division, which is operated by the Company's wholly-owned Japanese subsidiary, focuses on the design, manufacturing, and marketing of high precision, single chip, digital-to-analog converters, analog-to-digital converters, codecs, and video devices for the digital audio and video market. The Company believes that Burr-Brown was the first company to introduce such audio products into this marketplace and is currently one of the largest merchant market suppliers of such devices worldwide. This product, a pulse-code-modulated ("PCM") conversion device, plays an essential role in digital audio systems, such as compact disc ("CD") players, that use laser technology to achieve improved audio reproduction performance. The Company's component converts the digital signals for each stereo channel into analog form. Several generations of products of this type have been developed and introduced for use in digital audio systems. Involvement in the CD market also helped the Company's early entry into the digital audio tape ("DAT") and multimedia markets. The Company believes that the technology developed for its digital audio D/A converter products enables the Company to develop products for other markets. Burr-Brown's PCM converters have now been designed into musical instruments, computer games, automobile sound systems, CD-ROMs for multimedia applications, set top box tuners for cable, and satellite TV, and digital versatile disks (DVD).

SYSTEM PRODUCTS
Intelligent Instrumentation Inc. Intelligent Instrumentation Inc.
(III), a majority owned subsidiary, designs, manufactures, and markets a broad line of data acquisition products, including plug-in boards, portable data acquisition systems, microterminals, and supporting software for IBM-compatible PCs, as well as signal conditioning accessories for such systems. These products are applied worldwide for a wide range of industrial and scientific applications such as inventory control, package tracking, image pattern recognition, and electro-medical systems. A key part of the data acquisition product line is the Visual DesignerTM software, a graphical development environment which enables users to design applications by connecting functional blocks, called icons, in a flow diagram. III also offers integrated data collection systems that not only collect data, but format and deliver that data to a customer's information system in real
time.   Representative customers include Mercedes Benz,  Siemens,
Nikon Koden, Novellus Systems and Xerox.

Power  Convertibles Corporation.  Power Convertibles  Corporation
(PCC), formerly a majority-owned affiliate of Burr-Brown, manufactures DC-to-DC converters and battery chargers used in cellular telephone applications. In March 1996, Burr-Brown Corporation sold its interest in PCC in order to focus resources on the primary business of analog and mixed signal integrated circuits.

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

The Company emphasizes the development of proprietary standard and application specific products. The Company's product strategy is to identify markets in which the application of microelectronics technology may be used to provide competitive advantage for its customers through improved methods of precision in measuring, monitoring and controlling physical processes and conditions. Examples of these markets are: robotics, factory automation, process control, automatic test, medical instrumentation, computers, communications, and digital audio. Within these markets, the Company selects specific applications in which the Company's unique design and processing technology may make an important contribution to its customers.

The Company spent approximately $28.5 million in 1996, $25.7 million in 1995 and $21.9 million in 1994 for product and process development. This represents an expenditure of approximately
12.9 percent, 9.6 percent and 11.3 percent of revenue in 1996, 1995, and 1994, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders, incorporated by reference to Item 7 of this report.)

PATENTS AND LICENSES
The Company owns 118 United States and international patents expiring from 1997 to 2015, and has applications for 40 additional patents pending in the United States as well as patents issued and pending in several other countries. Although the Company pursues a policy of maintaining a strong patent portfolio, the Company believes that its success depends primarily upon the experience and creative skills of its people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time, the Company has been notified of claims regarding the possible infringement of patents issued to others, and similarly, the Company has on occasion notified others of possible infringements of its patents.

MARKETING
Burr-Brown markets its products in all the major markets in the industrialized world through its direct sales force, independent sales representatives and distributors. Approximately 40% of 1996 worldwide revenue was realized through third party distribution.

In approximately 45 countries and the less significant domestic markets where the Company does not have a direct sales force, independent sales representatives sell all of the Company's products. The majority of the Company's sales people hold engineering degrees and the balance have relevant engineering experience.

The Company markets its line of component and system products to over 25,000 customers. The largest customer, a domestic distributor, accounted for approximately 9 percent of sales in 1996. Burr-Brown products are sold to original equipment manufacturers, systems assemblers and, to a lesser extent, manufacturing concerns which build their own test and process control systems. The Company's components are generally proprietary and are frequently "designed in" to its customers' products at the product development stage. Accordingly, the Company is often a customer's sole source for a particular component. Over 45 percent of the revenue in 1996 for analog and data conversion integrated circuits was for products introduced within the preceding five years. Representative major customers of the Company include ABB, Alcatel, Advantest, Beckman, Elsag Bailey, Ericsson, Fanuc, Fujitsu, General Electric, Hewlett-Packard, Hitachi, Honeywell, Hughes Network Systems Inc., Lucent, Matura, Mitsubishi, National Instruments, NEC, Nokia, Northern Telecom, Pairgain, Philips, Rockwell, Samsung, Siemens, Sony, Teradyne, Toshiba, and Yamaha.

Sales outside the United States accounted for approximately 66 percent of total revenues in 1996, 64 percent of total revenues in 1995, and 62 percent of total revenue in 1994. (See the note labeled "Foreign Operations, Geographic and Segment Data" in "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders, incorporated by reference to Item 8 of this report.) To support its international marketing organization, the Company has established product development centers and manufacturing facilities in Scotland and Japan. The Company also has product development centers at the corporate headquarters in Tucson, Arizona.

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

BACKLOG
Burr-Brown's products are, generally, standard items with a relatively short delivery cycle. The Company's backlog is usually three months or less of sales although some portion may be scheduled for delivery four to twelve months into the future. Therefore, the order backlog at the end of any specific quarter is not generally indicative of the level of sales to be expected in succeeding quarters. It is the policy of the Company to include in backlog only those orders that have firm scheduled delivery dates. The Company's backlog as of December 31, 1996, 1995, and 1994, was approximately $41.0 million, $62.3 million, and $45.5 million, respectively.

COMPETITION
Burr-Brown estimates that it is among the top four manufacturers of high performance amplifiers and data conversion integrated circuits. The Company's major competitor in the high performance analog integrated circuits market is Analog Devices Inc., believed to be the largest supplier of these devices. Other competitors include Linear Technology Corporation and Maxim Integrated Products Inc.. With respect to a small number of products, the Company also competes with National Semiconductor Corporation, Harris Corporation, Motorola Inc., Texas Instruments Inc., Cirrus Logic Inc., Signal Processing Technologies, Sipex Corporation, and Unitrode Corporation.

The Company is not aware of any significant competition from foreign companies providing analog integrated circuits, personal computer instrumentation products and data collection products for the industrial and military markets; however, there can be no assurance that foreign competitors will not enter these markets in the future. The Company's PCM product line does compete with several U.S. and foreign manufacturers of digital audio (D/A) converters for use in digital compact disc stereo systems, and multimedia systems, including Analog Devices Inc., Cirrus Logic Inc., Asahi Kasei Micro, Sony Electronics Inc., Hitachi America Limited, Matsushita Electric Corporation of America, Mitsubishi Corporation, and Philips Semiconductors. While some of these competitors have greater financial and marketing resources than Burr-Brown, none of them compete with the Company in all of its product areas.

The Company believes that competition with respect to component products is based primarily on design and process innovation, product performance, and reliability, technical service, availability of a broad range of specialized products, standard product availability, and secondarily, on price. The Company believes that reliable performance and service are more important than price when the Company is the sole source of a product. Price is more of a competitive factor when an equivalent product is available from other sources, as in the case of commodity products. Burr-Brown competes with this type of product only in limited areas.

MANUFACTURING
The Company's manufacturing technology has evolved substantially over the past two decades. Initially, the Company manufactured its products by assembling purchased resistors, transistors, diodes, and other discrete components onto printed circuit boards. The Company has since migrated to integrated circuits, which have required the development of semiconductor manufacturing technologies in its Tucson wafer fabrication facility. The Company can utilize its in-house process technology, purchase wafer processing foundry services or buy components already incorporating the necessary technology in order to meet customer needs. It must combine relatively diverse technologies to produce the integrated circuits necessary to meet the stringent performance requirements of its customers. For example, some of the Company's integrated circuit products combine high precision linear integrated circuit wafer fabrication processing with compatible laser-trimmed thin film technology and dielectric isolation (DI) wafer processing.

The Company uses several bipolar, CMOS, and BiCMOS processes which provide circuits for the analog, data acquisition and PCM markets. Burr-Brown processes have the added capability of making high quality capacitors and trimmable resistors that enable the Company to manufacture high precision products. In addition to the processes at the Company's Tucson wafer fabrication facility, foundries are used for processes not available internally. Processes currently used include a variety of CMOS processes ranging from 3 microns to 0.6 microns for products such as analog-to-digital and digital-to-analog converters, a 2 micron BiCMOS process for PCM DAC's and ADC's, and a very high frequency bipolar process used for products such as video amplifiers.

The Company has integrated circuit assembly operations in Tucson and Scotland. In addition, much of the assembly demand is met by using contract assembly companies located in Japan, Taiwan, Malaysia, Thailand, and the Philippines. To achieve lower cost without compromising high performance, the Company has expanded its monolithic capability to include multi-chip module assembly in its Tucson manufacturing facility.

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

The principal raw materials used by the Company in the manufacture of its monolithic integrated circuits are silicon wafers, chemicals and gases used in processing wafers, gold wire and ceramic, metal, and epoxy packages that enclose the chip and provide the external connections for the circuit. Silicon wafers and other raw materials may be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. As is typical in the industry, the Company allows for a significant period of lead time between order and delivery of raw materials. In addition, the Company sometimes enters into long term supplier-customer relationships with key suppliers of such materials to mitigate possible shortage problems.

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

The Company is continuing to implement the necessary actions for the site remediation as required under the provisions of the
Consent Decree Agreement with the EPA. The cost for the implementation required in 1996 was approximately $149,000.

HUMAN RESOURCES
At December 31, 1996, the Company employed 1,311 people worldwide, including 741 people in manufacturing and assembly, 203 people in research and development, 227 in sales and marketing and 140 in management and administration. Many of the Company's employees are highly skilled and the Company's continued success will depend, in part, on its ability to attract, and retain such employees, who are generally in great demand. At times, like other semiconductor manufacturers, the
Company  has  had difficulty hiring engineering  personnel.   The
Company has never experienced a work stoppage, no employees are represented by labor organizations, and the Company considers its employee relations to be very good.

RISK FACTORS
The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect net revenue, gross profit, and profitability, including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, the timing of new product introductions, and fluctuations in manufacturing yields. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The fabrication of integrated circuits is a highly complex and precise process. Manufacturing yields can be impacted by a variety of factors, many of which are outside the Company's control. A large portion of the Company's manufacturing costs are relatively fixed and consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition, cash flows and results of operations would be materially and adversely affected. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company intends to increase its manufacturing capacity at some future point. However, given the complexity and expense of designing and constructing a significant expansion of a semiconductor fabrication plant, during the construction of the additions, the Company's manufacturing yields could be materially and adversely impacted.

The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable, and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results.

The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products, and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage for the Company. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate
interference  proceedings  in  the  United  States   Patent   and
Trademark office, which can demand significant financial and management resources. One such claim is currently pending. (See "Item 3 Legal Proceedings".)

The Company's success depends upon its ability to develop new analog and mixed signal products for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. The development of new products is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields, and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain, and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of products manufactured by the Company, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to successfully develop and introduce new products on a timely basis. Although the
Company seeks to design products that have the potential to become broadly accepted for high volume applications, there can be no assurance that any products introduced by the Company will achieve such market success. The Company's failure to develop and introduce new products successfully could materially and adversely affect its business and operating results. The Company has targeted new markets in which it has relatively little experience, including the market niches for wireless applications for the communications industry, power management applications for the computing industry, and CD-ROM and PC sound applications for the digital audio industry. There can be no assurance that the Company's products will adequately meet the requirements of such new markets, or that the Company's products will achieve market acceptance.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence, and heightened international competition in many markets. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, and longer standing relationships with customers than the Company. In the event of a downturn in the market for analog circuits, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

ITEM 2.  PROPERTIES
The Company's major manufacturing and engineering facilities and administrative offices are located in four company-owned buildings, aggregating 220,000 square feet, on its 18 acre site in Tucson, Arizona. The Company also leases approximately 88,800 square feet in Tucson. Approximately 28,000 square feet of this leased space is on short term contracts of two years or less. The major single building lease is for 61,000 square feet and will expire in March 1998. The aggregate current gross rental for all Tucson properties is approximately $549,000 per year.
All leases have options for renewal. The Company also owns approximately 113 acres of land in Tucson which is being held in reserve for future expansion.

In Filderstadt, Germany, the Company's sales office occupies 30,000 square feet of space leased for a ten year period; this lease expires in 1999. The Company has the option to sublease and renew this lease for three to five years. The Company's Scottish manufacturing subsidiary leases a 32,000 square foot building on 6.65 acres in Livingston, Scotland for a 15 year period; this lease expires in 1998. The Company also owns approximately 20 acres of land in Livingston, Scotland. The Company's Atsugi Technical Center in Atsugi, Japan, is a 44,500 square foot building which houses sales, product testing, and research and development activities; the Company has a fifteen year lease on this facility which expires in 2001. Also, the Company has other various sales offices that lease space under agreements with varying maturities.

ITEM 3.  LEGAL PROCEEDINGS
These two legal proceedings are the only litigation matters other than ordinary pending litigation:

a. On August 7, 1996, the Company was dismissed from the following case due to insufficient evidence that ground water beneath Burr-Brown's site commingled with the contaminated ground water:

Cordova v. Hughes Aircraft Company, 294158, Superior Court, State of Arizona, Pima County filed on January 13, 1992. The plaintiffs charged that they and their respective properties were damaged from the release of contaminants including Trichloroethylene (TCE) into the ground waters and they sought damages.

b. Unitrode Corporation v. Burr-Brown Corporation, 94-11393-RGS, U.S. District Court, District of Massachusetts, filed on July 11, 1994. Unitrode alleges that Burr-Brown willfully and deliberately infringed upon two of its Small Computer System Interface (SCSI) terminator patents, numbers 5,272,396 and 5,338,979. Unitrode seeks injunctive relief enjoining Burr-Brown from further infringement of the patents, compensatory damages, treble damages, costs, and attorney's fees. The litigation was stayed in 1996 when the U.S. Patent Office issued an office action rejecting the validity of the Unitrode patents. The U.S. Patent Office subsequently issued another office action in late 1996 accepting the validity of certain claims within the Unitrode patents and the stay was thereafter lifted, with a trial date set for April 7, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for vote to the Company's security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
At December 31, 1996, there were 3 individuals designated as executive officers by the Board of Directors. The following sets forth certain information with regard to the only executive officer of Burr-Brown who is not a Director:

J. Scott Blouin - Chief Financial Officer
Mr. Blouin is responsible for all aspects of worldwide financial management for the Company, including Accounting, Treasury, and Tax. He joined Burr-Brown in 1995 as Corporate Controller and was promoted to CFO in 1996. Prior to that, he was employed for 17 years at Analog Devices where he held a series of increasingly more senior positions in financial management. Mr. Blouin holds a BS from the University of New Hampshire and an MBA from Wake Forest University.


                               PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
STOCKHOLDER MATTERS
The information required by this item appears in the 1996 Annual Report to Stockholders on page 26, which is included as Exhibit 13 to this report, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
The  information required by this item appears in the 1996 Annual
Report  to Stockholders on page 30, which is included as  Exhibit
13 to this report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26, 27, 28, and 29 of the 1996 Annual Report to Stockholders which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item appear in the 1996 Annual Report to Stockholders on pages 13 through 25, which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None
                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding Directors and certain Executive Officers who are also Directors appearing under the caption
"Election of Directors" on pages 4 and 5 in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information, with respect to Executive Compensation, appearing under the caption "Executive Compensation and Other
Information" on pages 6 through 9 of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT
The information appearing under the caption "Principal and Management Stockholders" on pages 2 through 4 of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
ON FORM 8-K

a(1) Financial Statements:

     The following consolidated financial statements are incorporated by reference under Part II, Item 8, from the Registrant's 1996 Annual Report to Stockholders:
                                             PAGES OF 1996 ANNUAL
                                           REPORT TO STOCKHOLDERS
                                        INCORPORATED BY REFERENCE

Report of Ernst & Young LLP, Independent Auditors           25

Consolidated Statements of Income for the years ended
13
       December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity
14
       for the years ended December 31, 1996, 1995 and 1994

Consolidated Balance Sheets at December 31, 1996,           15
       1995 and 1994

Consolidated Statements of Cash Flows for the years ended
16
       December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements              17-
24



a(2) Financial Statement Schedules for the years ended Form 10-K
       December 31, 1996, 1995 and 1994:
Page

Schedule II - Valuation and Qualifying Accounts
18


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

a(3)  Exhibits

      3.1 Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1987. Amendment to Restated Certificate of Incorporation dated May 15, 1996, filed herein.

      3.2    Restated By-laws of the Registrant dated October 21,
      1994, incorporated by reference to Exhibit 3.2 of the Registrants 10-K filing for the period ended December 1994.

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

      10.2 Registrant's Stock Bonus Plan. Incorporated by reference to Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1987. Amendments thereof, dated June 27, 1989. Incorporated by reference to
      Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1989. Amendment to Registrant's Stock
      Bonus Plan, naming Syrus P. Madavi as Co-trustee, dated August 18, 1996, filed herein.

      10.3  Lease dated October 1, 1986 between Yugen Kaisha Kato
      Shoji and Registrant.  Incorporated by reference to Exhibit
      10.9  of the Registrant's 10-K filing for the period  ended
      December 31, 1986.

      10.4 Lease dated February 28, 1985 between Livingston Development Corporation and the Registrant as amended. Incorporated by reference to Exhibit 10.13 of the Registrant's 10-K filing for the period ended December 31, 1984.

      10.5   Lease dated June 1, 1988 between EMBE Leasing Agency
      Ltd.  and  Registrant.   Translation only  incorporated  by
      reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1988.

      10.6Stock Option Agreement dated June 26, 1984 between Intelligent Instrumentation, Inc. and the Registrant, as amended. Incorporated by reference to Exhibit 10.11 of the Registrant's 10-K filing for the period ended December 31, 1985.

      10.7 Stock Purchase Agreement dated January 10, 1985 between Dataforth Corporation and the Registrant. Incorporated by reference to Exhibit 10.25 of the Registrant's 10-K filing for the period ended December 31, 1986.

      10.8Patent License Agreement dated January 15, 1987 between Linear Technology Corporation and Registrant.
      Incorporated by reference to Exhibit 10.26 of the Registrant's 10-K filing for the period ended December 31, 1986.

      10.9Burr-Brown Employee Retirement Plan dated January 1, 1988. Incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended December 31, 1988. Replaced by the restated Burr-Brown Corporation Employee Retirement Plan which is dated as of the January 1, 1988 date of the original plan. Incorporated by reference to Exhibit 10.17 of the Registrant's 10-K filing for the period ended December 31, 1994. Amendment to
      Employee  Retirement  Plan  dated  July  18,  1996,   filed
      herein.

      10.10Consent Decree filed with the United States District Court on March 13, 1990 between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation. Incorporated by reference to Exhibit
      10.32 of the Registrant's 10-K filing for the period ended December 31, 1991.

      10.11Master Lease Agreement dated July 31, 1992 and amended September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1992.

      10.12Master Lease Agreement Schedules dated July 31, 1992 and September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.38 of the Registrant's 10-K filing for the period ended December 31, 1992.

      10.13Purchase Agreements dated July 31, 1992 and September 23, 1992 between AT&T Commercial Finance Corporation and Burr-Brown Corporation. Incorporated by reference to
      Exhibit 10.39 of the Registrant's 10-K filing for the period ended December 31, 1992.

      10.14Master Equipment Lease Agreement dated June 20, 1990 between General Electric Capital Corporation, fka Ellco Leasing Corporation and Burr-Brown Corporation. Incorporated by reference to Exhibit 10.44 of the Registrant's 10-K filing for the period ended December 31, 1992. Amendment dated December 21, 1994. Incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended December 31, 1994.

      10.15Trust Agreement for Future Investment Trust dated October 12, 1993, between Burr-Brown Corporation and First Interstate Bank of Arizona. Incorporated by reference to
      Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1993.

      10.16Burr-Brown Corporation's amended Stock Incentive Plan dated February 11, 1994 which replaces the Stock Incentive Plan dated February 11, 1993. Incorporated by reference to Exhibit 10.29 of the Registrant's 10-K filing for the period ended December 31, 1994. Amendments to Stock Incentive Plan dated February 16, 1996, filed herein.

      10.17Future Investment Trust Plan dated July 23, 1993, replaces the Burr-Brown Corporation Future Investment Trust dated February 24, 1987. Incorporated by reference to Exhibit 10.39 of the Registrant's 10-K filing for the period ended December 31, 1993. Replaced by the Future Investment Trust Plan dated December 20, 1994. Incorporated by reference to Exhibit 10.30 of the Registrant's 10-K filing for the period ended December 31, 1994. Amendments to Future Investment Trust dated July 18, 1996, filed herein.

      10.18Burr Brown's Cash Profit Sharing Plan dated April  21,
      1995 incorporated by reference to Exhibit 10.18 of the Registrant's 10-K filing for the period ended December 31, 1995.

      10.19 Loan Agreement dated January 31, 1996, between Burr-Brown Corporation and First Interstate Bank of Arizona, N.A., incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1995. Amendments to Loan Agreement dated November 15, 1996, file herein.

      11.Computation of per share earnings, filed herein.

      13.Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are expressly incorporated by reference to the Annual Report Form 10-K, filed herein.

      21.Subsidiaries of the Registrant, filed herein.

      23.Consent of Ernst & Young LLP, Independent Auditors, filed herein.

      24.Power of Attorney, filed herein.

      27.Financial Data Schedule, filed herein.

b. No reports of Form 8-K have been filed during the fourth quarter of 1996.

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  SYRUS P. MADAVI                          Date:  March 28,
1997
     Syrus P. Madavi
     President and Chief Executive Officer

     J. SCOTT BLOUIN                          Date:  March 28,
1997           J. Scott Blouin
     Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Syrus P. Madavi or J. Scott Blouin, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                          Title             Date

SYRUS P. MADAVI                               President and Chief
March 28, 1997
Syrus P. Madavi        Executive Officer

J.  SCOTT  BLOUIN                                Chief  Financial
Officer                March 28, 1997
J. Scott Blouin

THOMAS R. BROWN, Jr.        Chairman of the Board  March 28, 1997
Thomas R. Brown, Jr.

THOMAS J. TROUP             Vice Chairman of the BoardMarch 28, 1997
Thomas J. Troup

FRANCIS J. AGUILAR                            DirectorMarch 28, 1997
Francis J. Aguilar

JOHN S. ANDEREGG, Jr.                         DirectorMarch 28, 1997
John S. Anderegg, Jr.

MARCELO A. GUMUCIO                            DirectorMarch 28, 1997
Marcelo A. Gumucio

                    BURR-BROWN CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Thousands of dollars)

               Years Ended December 31, 1996, 1995, And 1994


 COL. A                     COL. B            COL. C     COL. D
COL. F

                                     Additions           Deductions
                            Balance At        Charged    & Currency
Balance
                            Beginning         To Costs
Translation                 At End    Classification     Of Period
& Expenses                  Effect   Of Period

1996

Deducted from Asset Account:
Product Loss Reserve        $ 6,872  $ 379    $ (900) (2)   $ 6,351
Allowance for Doubtful Accounts        1,346     45        (310)
(1)                         _ 1,081
                            $ 8,218  $ 424    $(1,210)   $ 7,432


1995

Deducted from Asset Account:
Product Loss Reserve        $ 7,127  $ 1,974  $(2,229) (2)  $ 6,872
Allowance for Doubtful Accounts          870      479         (3)
(1)                          _1,346
                            $ 7,997  $ 2,453  $(2,232)   $ 8,218


1994

Deducted from Asset Account:
Product Loss Reserve        $11,374    $ 1,883           $(6,130)
(2)                         $ 7,127
Allowance for Doubtful Accounts          807      183       (120)
(1)                             870
                            $12,181  $ 2,066  $(6,250)   $ 7,997



[FN]
(1)Uncollectible accounts written off, net of recoveries.
(2)Primarily obsolete inventory.
Note:  Column E - Other is zero
                                                       EXHIBIT 11

               BURR-BROWN CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF PER SHARE EARNINGS
            (Amounts in thousands, except per share data)

                                           Years Ended December 31,
                                           1996     1995     1994
PRIMARY:
Weighted  average number of shares outstanding(1)16,00214,88914,3
16

Net effect of dilutive stock options based
on the treasury stock method using the
average  market  price  of  Common  Stock           669       807
182

    Total                                   16,671   15,696   14,
498

    Net Income                            $ 29,684$ 29,212 $  6,4
65

   Per Share Amount                     $   1.78 $   1.86 $ 0.45

FULLY DILUTED:

Weighted average number of shares outstanding(1)16,00214,889  14,
316

Net effect of dilutive stock options based
on the treasury stock method using the
end of period market price of Common Stock,
if  higher  than  the average  market  price                  756
834                                           383

    Total                                   16,758   15,723   14,
699

    Net Income                            $ 29,684$ 29,212 $  6,4
65

    Per Share Amount                     $   1.77 $   1.86 $   0.
44


[FN]
(1)  Includes all shares held by the Stock Incentive Plan.







                                                       EXHIBIT 21

               BURR-BROWN CORPORATION AND SUBSIDIARIES



                                                    JURISDICTION
       NAME    OF    CORPORATION                               OF
INCORPORATION

1. Burr-Brown International Holding Corporation  Delaware

2. Burr-Brown Europe Limited                     United Kingdom

3. Burr-Brown Japan Limited                      Japan

4. Burr-Brown International S.A.                 France

5.       Burr-Brown International S.R.L.          Italy

6. Burr-Brown International BV                   The Netherlands

7. Burr-Brown International GmbH                 Germany

8. Burr-Brown AG                                 Switzerland

9. Burr-Brown Foreign Sales Corporation          Barbados

10.Intelligent Instrumentation, Inc.             Arizona

11.Intelligent Instrumentation Japan, KK         Japan

12.Intelligent Instrumentation GmbH              Germany

13.Intelligent Instrumentation S.R.L.            Italy

14.Intelligent Instrumentation S.A.              France

15.Intelligent  Instrumentation, Inc. Foreign  Sales  Corporation
   Barbados