Form 10-Q
period 1997-03-29
BURR BROWN CORP
filed 1997-05-13
CIK 715577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q (Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended March 29, 1997

     or

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

Stock, $0.01 par value 23,910,429 Shares

             BURR-BROWN CORPORATION AND SUBSIDIARIES

 INDEX

PART I. FINANCIAL INFORMATION                          Page #

Item 1 Financial Statements (Unaudited)

           Consolidated Statements of Income,
           Three Months Ended March 29, 1997, and
           March 30, 1996                                    3

           Consolidated Balance Sheets, March 29, 1997,
           and December 31, 1996                             4

           Consolidated Statements of Cash Flows,
           Three Months Ended March 29, 1997, and
           March 30, 1996                                    5

           Notes to Consolidated Financial Statements        6

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   7

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings                                    9

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits                                       10

        (b)  Exhibit 11: Computation of Consolidated
             Earnings Per Share                             12

        (c) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 29, 1997

SIGNATURES

             Signature Page                                 13

PART I.  FINANCIAL INFORMATION
BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

                                        Three Months Ended

                                        Mar. 29,  Mar. 30,
                                          1997     1996
Net Revenue                              $54,772   $61,174
Cost of Goods Sold                        27,400    30,497
Gross Margin                              27,372    30,677
% of revenue                                 50%       50%
Expenses:
Research & Development                     7,219     7,343
% of revenue                                 13%       12%
Sales, Marketing, General and             11,546    14,829
Administrative
% of revenue                                 21%       24%
Total Operating Expenses                  18,765    22,172
% of revenue                                 34%       36%
Income from Operations                     8,607     8,505
% of revenue                                 16%       14%
Interest Expense                             102       198
Gain from Sale of Subsidiary                   -    (6,680)
Other (Income) Expense                      (883)   (1,121)
Income Before Income Taxes                 9,388    16,108
% of revenue                                 17%       26%
Provision for Income Taxes                 2,816     4,510
Effective Tax Rate                           30%       28%
Net Income                                $6,572   $11,598
% of revenue                                 12%       19%
Earnings per Common Share              $0.26 (1)  $0.46 (1)
Shares used in per common
   share calculation                    25,235 (1) 25,397 (1)

(1) Common share information reflects a 3 for 2 stock split effective April, 1997.

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars)


                                           Mar. 29, Dec. 31,
                                            1997      1996
ASSETS
Current Assets
Cash and Cash Equivalents                  $37,340  $38,433
Short-Term Investments                       1,000   14,407
Trade Receivables                           44,225   39,546
Inventories                                 51,361   49,570
Deferred Income Taxes                        7,102    6,705
Other                                        6,907    4,867
Total Current Assets                       147,935  153,528
Long-Term Investments                       41,032   36,537
Land, Buildings and Equipment
Land                                         3,410    3,427
Buildings and Improvements                  26,014   25,344
Equipment                                  126,770  122,726
                                           156,194  151,497
Less Accumulated Depreciation              (86,021) (83,967)
                                            70,173   67,530
Other Assets                                 3,759    3,993
                                            ------ --------
                                          $262,899 $261,588


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable                               $8,142  $14,533
Accounts Payable                            20,539   17,641
Accrued Expenses                             3,597    3,568
Accrued Employee Compensation and Payroll    5,976    8,194
Taxes
Deferred Profit from Distributors            7,324    7,462
Income Taxes Payable                         5,661    3,129
Current Portion of Long-Term Debt              939    1,087
Total Current Liabilities                   52,178   55,614
Long-Term Debt                               1,494    1,830
Deferred Gain                                  748    1,122
Deferred Income Taxes                        1,816    1,709
Other Long-Term Liabilities                  1,751    1,907

Stockholders' Equity
Preferred Stock                                  -       -
Common Stock                                   250      166
Additional Paid-In Capital                  90,656   90,326
Retained Earnings                          124,021  117,467
Equity Adjustment From
 Foreign Currency Translation                1,728    2,881

Unrealized Loss on Investments                (291)      -
Treasury Stock                             (11,452)  (11,434)
                                           204,912   199,406
                                          --------  --------
                                          $262,899  $261,588

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

                                           Three Months Ended
                                           Mar. 29,   Mar. 30,
                                              1997      1996
OPERATING ACTIVITIES:
Net Income                                   $6,572    $11,598
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization                 3,144      3,255
Amortization of Deferred Gain                  (374)      (374)
Provision for Losses on Inventories            (497)     2,495
Provision for (Benefit from) Deferred Income
Taxes                                           (95)    (1,389)
Increase (Decrease) in Deferred Profit from
Distributors                                   (138)      (458)
Gain from Sale of Subsidiary                       -    (6,680)
Other                                           (60)       (87)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Trade Receivables     (5,553)     2,304
(Increase) Decrease in Inventories           (2,028)    (7,404)
(Increase) Decrease in Other Assets          (2,078)    (1,032)
Increase (Decrease) in Accounts Payable       3,043      2,916
Increase (Decrease) in Accrued Expenses and
Other Liabilities                               411        (91)

Net Cash Provided By Operating Activities     2,347      5,053

INVESTING ACTIVITIES:
Purchases of Investments                          -    (20,233)
Maturities of Investments                     8,423          -
Purchases of Land, Buildings and Equipment   (6,167)    (6,614)
Proceeds from Sale of Equipment                   -        332
Proceeds from Sale of Subsidiary                  -     12,804

Net Cash Provided by (Used in)
  Investing Activities                         2,256   (13,711)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings                                        -      1,005
Payments on Short-Term and Long-Term
Borrowings                                    (5,416)     (261)
Proceeds from (Payments for) Capital Stock
Activity, Net                                    378    (5,131)

Net Cash Used In Financing Activities         (5,038)   (4,387)

Effect of Exchange Rate Changes                 (658)      406

Decrease in Cash and Cash Equivalents         (1,093)  (12,639)

Cash and Cash Equivalents at
Beginning of Year                             38,433    42,477
Cash and Cash Equivalents at
  End of Three Months                        $37,340   $29,838


See Notes to Consolidated Financial Statements.

     BURR-BROWN CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)
     (In thousands)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

In February, 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 29, 1997, and March 30, 1996, of $.01 and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


2. INVENTORIES

Inventories consist of the following:

                             Mar. 29      Dec. 31,
                               1997         1996
Raw Material                 $11,315       $10,960
Work-in-Process               22,634        20,227
Finished Goods                17,412        18,383
                             $51,361       $49,570

3. TAX RATE

The effective tax rate for 1997 is estimated to be 30%. The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.


4. STOCK SPLIT

On March 4, 1997, the Company's Board of Directors declared a three for two stock distribution to stockholders of record on March 18, 1997, payable in April, 1997. Fractional shares were paid in cash to those shareholders whose shares on the record date were not evenly divisible by two.


5. CONTINGENCIES

Subsequent to March 29, 1997, the Company settled a patent infringement case that had been outstanding at December 31, 1996. The plaintiff had alleged that Burr-Brown had infringed upon its Small Computer System Interface (SCSI) terminator patents. The terms of the settlement agreement, which are confidential, are not expected to materially impact the Company's financial condition, results of operations, or cash flows.



     BURR-BROWN CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under Factors Affecting Future Results.

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $6.6 million or $.26 per share. This compared to net income of $5.8 million or $.23 per share for the preceding quarter and to $11.6 million or $.46 per share for the year ago quarter. Net income for the first quarter of 1996 was comprised of income from recurring operations of $6.8 million or $.27 per share and a non-recurring gain of $4.8 million or $.19 per share related to the sale of Power Convertibles Corporation (PCC), a subsidiary sold during that quarter. No net income was provided from operations of PCC during the first quarter of 1996. Excluding this gain, when comparing the first quarter of 1997 to the year ago quarter, net income from recurring operations decreased by only 3.2%.

First quarter, 1997, new order bookings were up significantly from the fourth quarter of 1996, and were also higher than bookings in the first quarter of last year.

Revenue for the first quarter of 1997 of $54.8 million was up 8.4% from the fourth quarter of 1996. Revenue declined by $6.4 million or 10.5% from the first quarter of 1996. During the first quarter of 1997, sales into Southeast Asia nearly doubled both sequentially and over last year, driven in large part by emerging markets such as China and by strong demand for digital audio and video products throughout the region. Although all product lines were up, digital audio and video and communications products showed the most strength. First quarter revenue was 5.9% lower than that of the year ago quarter after excluding $3 million of revenue realized in first quarter, 1996, from PCC. This decline was occasioned by an overall softening in demand throughout the industry; the first industry-wide contraction since 1985.

First quarter gross margin was sustained at 50% of revenue both sequentially and as compared to first quarter a year ago. Exclusive of currency impacts, pricing remained stable. Mix continues to shift toward higher volume products with lower average selling prices but, to date, the Company's cost containment efforts have succeeded in avoiding an adverse effect on aggregate gross margin. Gross margin benefited from lower wafer prices from external fab foundries and from a relatively higher level of factory utilization. In addition, yields for the quarter set new Company records and further manufacturing spending efficiencies were achieved. The Company's long term model for gross margin is 53%, and progress is expected to be made toward that objective during the current year. Gross margin improvements should be realized when there is an acceleration in revenue growth.

At $18.8 million, operating expenses for the first quarter were up slightly over the previous quarter but declined as a percent of sales to 34.3% from 36.7%. Compared to the year ago quarter, operating expenses decreased $3.4 million or 15%. Research and Development (R&D) spending of $7.2 million accounted for 13.2% of revenue, well within the Company's long term operating model range. The Company's model ratio for R&D is 14% of sales, and spending is expected to be at that level for most of the current year in order to support a goal of 100 new product introductions during 1997 and to continue development of next generation proprietary wafer fab processes.

At $11.5 million; Sales, Marketing and G&A (SMG&A) expenses declined to 21.1% of sales from 22.1% in the preceding quarter. Compared to first quarter a year ago, SMG&A expenses declined by $3.3 million from 24.2% of revenue. Although much progress has been made in bringing this ratio down, much more must be achieved to meet the Company's long term model of 18%. In order to support this objective, the use of third party distribution has been greatly expanded to a point where now about 40% of worldwide revenue is derived through this channel. This not only reduces selling expenses but also expands market coverage and allows for more focus on key accounts by the internal sales force. All administrative, logistics and inventory functions are being consolidated within three regional service centers worldwide. The adoption of a common, worldwide information system is also expected to reduce administrative costs. It is through programs such as these, coupled with strict expense control, that the Company should realize its long term model.


Income from operations improved, compared to the previous quarter, by $1.9 million or 28.3% to $8.6 million or 15.7% of revenue in the first quarter, up from 13.3% in fourth quarter, 1996, and from 13.9% in the first quarter of last year. This improvement is primarily due to increased operating leverage brought about by revenue growth and operating expense control. The Company's operating profit model is 21%, which the Company plans to achieve by continued gross margin expansion, continued constraint on SMG&A expenses and revenue growth. Progress is expected to be realized on this ratio during the rest of this year.

First quarter other income increased sequentially. Interest income on invested cash is the primary component of other income. Improvements in foreign currency hedging programs minimized foreign exchange transaction losses as compared to the fourth quarter of 1996.

The absence of any one-time favorable tax events caused the tax rate to rise to 30% from the 18.6% of fourth quarter, 1996, and from the 25.5% for the total year of 1996. 30% is the tax rate expected to be in effect for all of 1997. Long term expectations are that the tax rate will trend toward the federal statutory rate of 35%. The Company will, however, continue to aggressively pursue opportunities to reduce its worldwide tax expense.

Net income for the quarter was $6.6 million or 12% of revenue, up from $5.8 million or 11.4% of revenue last quarter. Net income was up 13.7%, sequentially, on a revenue increase of 8.4%. The Company's long term operating model for net income is 15% of revenue, which the Company plans to achieve through revenue growth driven by R&D investments; increased penetration of traditional markets; expanded participation in new, emerging markets; and through improved gross margin and constrained SMG&A expense growth.

FOREIGN OPERATIONS

International markets constitute the majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions whenever possible and by the purchase of forward foreign exchange contracts to hedge its foreign currency net accounts receivable due from international subsidiaries. In addition, the Company has entered into forward contracts and option contracts against anticipated foreign exchange cash flows. The forward contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first quarter of 1996, foreign exchange rate changes had approximately a 7% unfavorable impact on revenue. Hedging activity resulted in a much smaller unfavorable impact on net income.

FACTORS AFFECTING FUTURE RESULTS

The foregoing plans are subject to a number of risks and uncertainties, including the following: Factors that could materially and adversely affect net revenue, gross margin, and profitability include the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, new product introductions, and fluctuations in manufacturing yields. Average selling prices typically decrease over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company intends to increase its manufacturing capacity. Given the complexity and expense of designing and constructing a significant expansion of a semiconductor fabrication plant, during the construction of the additions, the Company's manufacturing yields could be materially and adversely impacted. The Company is subject to several risks associated with its international operations; including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, foreign exchange fluctuations, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The semiconductor industry is intensely competitive. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution, and other resources than the Company. In the event of a downturn in the market for analog circuits, companies that have broader product lines may be in a stronger competitive position than the Company. Other risks potentially affecting future operating results are set forth in the Company's filings with the Securities and Exchange Commission.



FINANCIAL CONDITION

The Company's financial position remains sound. Cash, cash equivalents and investments at $79.4 million declined by $10 million in the quarter, primarily due to debt reduction of $5.4 million and capital equipment purchases of $6.2 million. Inventories and accounts receivable increased due to a higher level of business activity. Net inventory increased $1.8 million or 3.6% to $51.4 million when compared to last year end. For the remainder of the year, inventory is expected to remain relatively flat in absolute terms and decline as a percent of sales with revenue growth. This will be accomplished through cost and cycle time reductions, increased use of the distribution channel and consolidation of inventories in regional service centers. Currently, annual inventory turns are less than two; the Company's near-term objective is to improve this to greater than three.

An increase in demand toward the end of the year and timing of payments caused accounts receivable days sales outstanding to improve from 74 to 71 days. Accounts receivable is expected to increase with revenue, as days sales outstanding decline throughout the year.

Modernization and standardization of manufacturing equipment was a significant driver in capital spending as was next generation technology development. First quarter expenditures for plant and equipment totaled $6.2 million compared to $6.6 million for the same period last year. Plans call for $18 to $20 million to be invested in 1997. Budgeted capital investments primarily target modernization of test, design and manufacturing processes and an enterprise-wide upgrade of information systems.

At March 29, 1997, total debt was $10.6 million of which $2.4 million was term debt. This compares to total debt of $17.5 million at 1996 year end. Most of this debt was held in Japan and represented an interest rate arbitrage situation for the Company. In addition to term debt, credit facilities of approximately $50.2 million with both domestic and international banks were available to the Company of which approximately $8.2 million or 16% was utilized. The current ratio improved from
2.76 at year end to 2.84 at March 29, 1997 .

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 29, 1997, and March 30, 1996, of $.01 and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Stockholders' equity increased by over $5 million or 2.8% in the quarter. The Company believes its financial position to be quite strong and adequate to pursue all aspects of its ongoing strategy. Given both the current cash position and available credit facilities, Management believes the Company has sufficient capital resources available to meet its requirements for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There currently are no lawsuits pending against the Company, other than ordinary pending litigation or administrative proceedings. Recently, the Company settled a patent infringement case that had been filed against it on July 11, 1994 by Unitrode Corporation, captioned Unitrode Corporation v. Burr-Brown Corporation, 94-11393RGS, U.S. District Court, District of Massachusetts. Unitrode had alleged that Burr-Brown had infringed upon its Small Computer System Interface (SCSI) terminator patents, numbers 5,272,396 and 5,338,979. The terms of the settlement agreement, which are confidential, are not expected to materially impact the Company's financial condition, results of operations, or cash flows.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 a(3)     Exhibits
     3.1  Restated Certificate of Incorporation of the
Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1987.
Amendment to Restated Certificate of Incorporation dated May 15,
1996, incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1996.

     3.2  Restated By-laws of the Registrant dated October 21,
1994, incorporated by reference to Exhibit 3.2 of the Registrant's 10-K filing for the period ended December 31, 1994.

     4.1 Article Four of the Certificate of Incorporation of the Registrant. (Included in Exhibit 3.1).

     4.2  Rights Agreement dated July 21, 1989, between the
Registrant and Valley National Bank of Arizona, incorporated by reference to Exhibit 4.2 of the Registrant's 10-K filing for the period ended December 31, 1989.

     9.1  Voting Trust Agreement dated October 3, 1988, among
Thomas R. Brown, Jr., individually, Sarah M. Brown Smallhouse, Mary B. Brown and Thomas R. Brown, Jr., as Trustee under the Last Will and Testament of Helen Mason Brown; incorporated by reference to
Exhibit 9.1 of the Registrant's 10-K filing for the period ended December 31, 1988. Amendment dated December 17, 1992, whereby
John S. Anderegg, Jr. was appointed Successor Trustee, incorporated by reference to Exhibit 9.1 of the Registrant's 10-K filing for the period ended December 31, 1993.

     9.2  Voting Trust Agreement dated October 3, 1988 between
Mary Buchanan Brown and Sarah M. Brown Smallhouse as Shareholders and Sarah M. Brown Smallhouse, Mary Buchanan Brown and David W.
Richter as Co-trustees; incorporated by reference to Exhibit 9.2 of the Registrant's 10-K filing for the period ended December 31, 1988.
Amendment dated December 17, 1992, whereby John S. Anderegg, Jr.
was appointed Co-trustee, incorporated by reference to Exhibit
9.2 of the Registrant's 10-K filing for the period ended December
31, 1993.

    9.3 Brown Management Limited Partnership Agreement dated November 11, 1988, among Thomas R. Brown, Jr., Mary B. Brown and Sarah B. Smallhouse, incorporated by reference to Exhibit 9.3 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.1 Agreement dated as of May 31, 1982, between Analog
Devices, Inc. and Registrant (with certain confidential information deleted), incorporated by reference to Exhibit 10.1 of the Registrant's Statement # 2-82045 dated February 24, 1983.

     10.2 Registrant's Stock Bonus Plan, incorporated by reference to Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1987. Amendments thereof, dated June 27, 1989, incorporated by reference to Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1989. Amendment to Registrant's Stock Bonus Plan, naming Syrus P. Madavi as Co-trustee, dated August 18, 1996, incorporated by reference to Exhibit 10.2 of the Registrants 10-K filing for the period ended December 31, 1996.

     10.3 Lease dated October 1, 1986, between Yugen Kaisha Kato
Shoji and Registrant, incorporated by reference to Exhibit 10.9 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.4 Lease dated February 28, 1985, between Livingston
Development Corporation and the Registrant as amended, incorporated by reference to Exhibit 10.13 of the Registrant's
10K filing for the period ended December 31, 1984.

     10.5 Lease dated June 1, 1988, between EMBE Leasing Agency
Ltd. and Registrant, translation only incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.6 Stock Option Agreement dated June 26, 1984, between
Intelligent Instrumentation, Inc. and the Registrant, as amended, incorporated by reference to Exhibit 10.11 of the Registrant's
10K filing for the period ended December 31, 1985.

     10.7 Stock Purchase Agreement dated January 10, 1985, between Dataforth Corporation and the Registrant, incorporated by reference to Exhibit 10.25 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.8 Patent License Agreement dated January 15, 1987, between Linear Technology Corporation and Registrant, incorporated by reference to Exhibit 10.26 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.9 Burr-Brown Employee Retirement Plan dated January 1, 1988, incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended December 31, 1988. Replaced by the restated Burr-Brown Corporation Employee Retirement Plan which is dated as of the January 1, 1988, date of the original plan, incorporated by reference to Exhibit 10.17 of the Registrant's 10-K filing for the period ended December 31, 1994. Amendment to Employee Retirement Plan dated July 18, 1996, incorporated by reference to Exhibit 10.9 of the Registrant's 10-K filing for the period ended December 31, 1996.

     10.10 Consent Decree filed with the United States
District Court on March 13, 1990, between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation, incorporated by reference to Exhibit 10.32 of the Registrant's 10K filing for the period ended December 31, 1991.

     10.11 Master Lease Agreement dated July 31, 1992, and amended September 23, 1992, between AT&T Commercial Finance
Corporation and Burr-Brown Corporation, incorporated by reference to Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.12 Master Lease Agreement Schedules dated July 31,
1992, and September 23, 1992, between AT&T Commercial Finance
Corporation and Burr-Brown Corporation, incorporated by reference to Exhibit 10.38 of the Registrant's 10-K filing for the period ended December 31, 1992.

     10.13 Purchase Agreements dated July 31, 1992, and
September 23, 1992, between AT&T Commercial Finance Corporation and Burr-Brown Corporation, incorporated by reference to Exhibit
10.39 of the Registrant's 10-K filing for the period ended
December 31, 1992.

     10.14 Master Equipment Lease Agreement dated June 20,
1990, between General Electric Capital Corporation, fka Ellco Leasing Corporation and Burr-Brown Corporation, incorporated by reference to Exhibit 10.44 of the Registrant's 10-K filing for the period ended December 31, 1992. Amendment dated December 21, 1994, incorporated by reference to Exhibit 10.27 of the Registrant's 10-K filing for the period ended December 31, 1994.

     10.15 Trust Agreement for Future Investment Trust dated October 12, 1993, between Burr-Brown Corporation and First Interstate Bank of Arizona, incorporated by reference to Exhibit
10.37 of the Registrant's 10-K filing for the period ended
December 31, 1993.

     10.16 Burr-Brown Corporation's amended Stock Incentive Plan dated February 11, 1994, which replaces the Stock Incentive Plan dated February 11, 1993, incorporated by reference to Exhibit
10.29 of the Registrant's 10-K filing   for the period ended
December 31, 1994. Amendments to Stock Incentive Plan dated February 16, 1996, incorporated by reference to Exhibit 10.16 of the Registrant's 10-K filing for the period ended December 31, 1996.

     10.17 Future Investment Trust Plan dated July 23, 1993, replaces the Burr-Brown Corporation Future Investment Trust dated February 24, 1987, incorporated by reference to Exhibit 10.39 of the Registrant's 10-K filing for the period ended December 31, 1993. Replaced by the Future Investment Trust Plan dated
December 20, 1994, incorporated by reference to Exhibit 10.30 of the Registrant's 10-K filing for the period ended December 31, 1994. Amendments to Future Investment Trust dated July 18, 1996, incorporated by reference to Exhibit 10.17 of the Registrant's 10-K filing for the period ended December 31, 1996.

     10.18 Burr Brown's Cash Profit Sharing Plan dated April
21, 1995, incorporated by reference to Exhibit 10.18 of the Registrant's 10-K filing for the period ended December 31, 1995.

     10.19 Loan Agreement dated January 31, 1996, between
BurrBrown Corporation and First Interstate Bank of Arizona,   N.A.,
incorporated by reference to Exhibit 10.19 of the Registrant's
10K filing for the period ended December 31, 1995.   Amendments
to Loan Agreement dated November 15, 1996, incorporated by reference to Exhibit 10.19 of the Registrants 10-K filing for the period ended December 31, 1996.

     11.  Computation of per share earnings, filed herein.

     27.  Financial Data Schedule, filed herein.


Exhibit 11
BURR-BROWN CORPORATION AND SUBSIDIARIES
COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
(Unaudited)

Earnings per share are computed using the weighed average number of shares outstanding plus incremental shares issuable upon exercise of outstanding options under the treasury stock method.

                                      Three Months Ended
                                    Mar. 29,       Mar. 30,
                                    1997 (1)       1996 (1)
INCOME:
Net Income                         $6,572,000    $11,598,000

PRIMARY EARNINGS PER SHARE:
Weighted Average Number of
Shares Outstanding                 23,866,000     24,338,000


Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the Average
Market Price of Common Stock        1,369,000      1,059,000

Common Stock and Common
Stock Equivalents                  25,235,000     25,397,000

Primary Earnings Per Share              $0.26          $0.46

FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number of
Shares Outstanding                 23,866,000     24,338,000


Net Effect of Dilutive Stock
Options Based on the Treasury
Stock Method Using the End of
Period Market Price of Common
Stock,if Higher Than Average        1,442,000      1,059,000

Common Stock and Common
Stock Equivalents                  25,308,000     25,397,000


Fully Diluted Earnings Per Share        $0.26          $0.46

(1) Common share information reflects a 3 for 2 stock split effective April, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  SYRUS P. MADAVI
     Syrus P. Madavi
     President and Chief Executive Officer

     Date:  May 9, 1997