Form 10-Q
period 1997-06-28
BURR BROWN CORP
filed 1997-08-12
CIK 715577

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 28, 1997

                               or

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

          Common Stock, $0.01 par value 24,038,294 Shares

                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

     PART I.   FINANCIAL INFORMATION                         Page #

               Item 1    Financial Statements (Unaudited)

               Consolidated Statements of Income, Three and
               Six Months Ended  June 28, 1997, and
               June 29, 1996                                     3

               Consolidated Balance Sheets, June 28, 1997,
               and December 31, 1996
                             4
               Consolidated Statements of Cash Flows, Six
               Months Ended June 28, 1997, and
               June 29, 1996                                     5

               Notes to Consolidated Financial Statements        6

               Item  2  Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                               7


     PART II.  OTHER INFORMATION

               Item 4    Submission of Matters to a Vote of
                         Security Holders                        10

               Item 6    Exhibits and Reports on Form 8-K

                    (a)   Exhibit 10:  Amended and Restated
                          Burr-Brown Corporation 1993 Stock
                          Incentive Plan                         11

                          Exhibit  11: Computation of
                          Consolidated Earnings Per Share        26

                    (b)   Reports on Form 8-K:  The Company
                          did not file any reports on Form 8-K
                          during the quarter ended June 28, 1997

     SIGNATURES

                             Signature Page                      27









PART I.    FINANCIAL
INFORMATION



 BURR-BROWN CORPORATION AND
        SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF
           INCOME
         (Unaudited)
  (In thousands except per
       share amounts)

                              Three Months Ended   Six Months Ended

                                Jun. 28,  Jun. 29,  Jun. 28,  Jun. 29,
                                  1997      1996      1997      1996
Net Revenue                      $62,505  $58,181   $117,277  $119,355
     % increase (decrease) in         7%    (16%)       (2%)     (8%)
      revenue over prior year
           Cost of Goods Sold     31,237
                                           28,427     58,637   58,924
Gross Margin                      31,268   29,754     58,640    60,431
% of revenue                         50%      51%        50%      51%
Expenses:
Research & Development
                                   7,952    7,293     15,171   14,636
% of revenue                         13%      13%        13%      12%
Sales, Marketing, General and
               Administrative     13,071   14,061     24,617   28,890
% of revenue                         21%      24%        21%      24%
Total Operating Expenses
                                  21,023   21,354     39,788   43,526
% of revenue                         34%      37%        34%      36%
Income from Operations
                                  10,245    8,400     18,852   16,905
% of revenue                         16%      14%        16%      14%
Interest Expense
                                     113      172        215      370
(Gain) from Sale of                    -        -             (6,680)
Subsidiary                                                 -
       Other (Income) Expense
                                   (936)    (949)    (1,819)  (2,070)
Income Before Income Taxes
                                  11,068    9,177     20,456   25,285
% of revenue                         18%      16%        17%      21%
Provision for Income Taxes
                                   3,321    2,570      6,137    7,080
Effective Tax Rate                   30%      28%        30%      28%
Net Income                        $7,747   $6,607    $14,319  $18,205
% of revenue                         12%      11%        12%      15%
Earnings per Common Share          $0.31    $0.26      $0.57    $0.72
                                              (1)                 (1)
Shares used in per common         25,270   24,988     25,138   25,200
share calculation                             (1)                 (1)


   (1) Common share information reflects a 3 for 2 stock
                            split effective April, 1997.

See Notes to Consolidated
Financial Statements.


  BURR-BROWN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
   (In thousands of dollars)

                                            Jun. 28,   Dec. 31,
                                              1997       1996
   ASSETS                                  (Unaudited)

  Current Assets

           Cash and Cash Equivalents       $32,523     $38,433
           Short-Term Investments            2,999      14,407
           Trade Receivables                52,743      39,546
           Inventories                      50,459      49,570
           Deferred Income Taxes             7,619       6,705
           Other                             9,355       4,867
                                           -------     -------
           Total Current Assets            155,698     153,528

Long-Term Investments                       40,961      36,537
Land, Buildings, and Equipment
           Land                              3,417       3,427
           Buildings and Improvements       26,056      25,344
           Equipment                       134,131     122,726
                                           -------     -------
                                           163,604     151,497
           Less Accumulated Depreciation   (89,987)    (83,967)
                                           -------     -------
                                            73,617      67,530
          Other Assets                       2,874       3,993
                                           -------     -------
                                          $273,150    $261,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Notes Payable                    $11,298     $14,533
          Accounts Payable                  15,940      17,641
          Accrued Expenses                   5,094       3,568
          Accrued Employee Compensation
          and Payroll Taxes                  8,299       8,194

          Deferred Profit from
          Distributors                       8,424       7,462
          Income Taxes Payable               3,920       3,129
          Current Portion of Long-Term
          Debt                                 922       1,087
                                           -------     -------
          Total Current Liabilities         53,897      55,614

Long-Term Debt                               1,789       1,830
Deferred Gain                                  374       1,122
Deferred Income Taxes                        1,709       1,709
Other Long-Term Liabilities                    746       1,907
Stockholders' Equity
          Preferred                             -           -
          Stock
          Common Stock                         252         166
          Additional Paid-In Capital        92,316      90,326
          Retained Earnings                131,599     117,467
          Equity Adjustment from Foreign
          Currency Translation               2,366       2,881
          Unrealized Loss on Investments      (434)         -
          Treasury Stock                   (11,464)    (11,434)
                                          ---------   ---------
                                           214,635     199,406
                                          ---------   ---------
                                          $273,150    $261,588

See Notes to Consolidated Financial Statements



BURR-BROWN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

                                                    Six Months Ended
                                                  June 28,     June 29,
                                                    1997         1996

OPERATING ACTIVITIES:
Net Income                                        $14,319      $18,205
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
     Depreciation and Amortization                  6,381       6,498
     Amortization of Deferred Gain                   (748)       (748)
     Provision for Inventory Reserves               1,537       3,334
     Benefit from Deferred Income Taxes              (594)     (2,744)
     Increase (Decrease) in Deferred Profit           962       1,560
     from Distributors
     Gain from Sale of Subsidiary                      -       (6,680)
     Other                                           (377)       (104)
Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Trade Receivables     (13,173)      3,647
     (Increase) Decrease in Inventories            (2,681)     (7,206)
     (Increase) Decrease in Other Assets           (3,383)     (3,697)
     Increase (Decrease) in Accounts Payable       (1,832)        379
     Increase (Decrease) in Accrued Expenses        1,484      (3,366)
     and Other Liabilities

Net Cash Provided by Operating Activities           1,895       9,078

INVESTING ACTIVITIES:
Purchases of Investments                          (19,396)     (3,963)
Maturities of Investments                          25,651      27,813
Purchase of Land, Buildings and Equipment         (12,123)    (14,859)
Proceeds from Sale of Equipment                        23         374
Proceeds from Sale of Subsidiary                       -       12,804

Net Cash Provided by (Used in) Investing           (5,845)     22,169
Activities

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings                                             -        7,158
Payments on Short-Term and Long-Term
Borrowings                                         (3,800)       (586)
Proceeds from (Payments for) Capital Stock
Activity, Net                                       1,859      (7,231)

Net Cash Used in Financing Activities              (1,941)       (659)

Effect of Exchange Rate Changes                       (19)         21

Increase (Decrease) in Cash and Cash Equivalents   (5,910)     30,609

Cash and Cash Equivalents at Beginning
of Year                                            38,433      42,477

Cash and Cash Equivalents at End of Six
Months                                            $32,523     $73,086

See Notes to Consolidated
Financial Statements.




            BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         (In thousands)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and
regulations  of  the  Securities and Exchange Commission.   Certain
information and footnote disclosures normally included in financial
statements   prepared   in  accordance  with   generally   accepted
accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary  for  a fair presentation have been included.   Operating
results for the three months and six months ended June 28, 1997, are not necessarily indicative of the results to be expected for the
year ending December 31, 1997.   For further information, refer to
the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
December   31,  1996,  filed  with  the  Securities  and   Exchange
Commission.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings
per  share  and  to  restate  all prior  periods.   Under  the  new
requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share in the second quarters ended June 28, 1997, and June 29, 1996, of $0.01 and $0.02 per share, respectively, and an increase in primary earnings per share in both the first six months ended June 28, 1997, and June 29, 1996, of $.03 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


2. INVENTORIES

Inventories consist of the following:
                                           Jun. 28,       Dec. 31,
                                             1997           1996
       Raw Material                         $10,002        $10,960
       Work-in-Process
       Finished Goods                        23,017         20,227

                                             17,440         18,383
                                            $50,459        $49,570


3. TAX RATE

The effective tax rate for 1997 is estimated to be 30%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.


4. STOCK SPLIT

On March 4, 1997, the Company's Board of Directors declared a three for two stock distribution to stockholders of record on March 18, 1997, payable in April, 1997. Fractional shares were paid in cash to those stockholders whose shares on the record date were not evenly divisible by two.


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

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $7.7 million or $.31 per share. This compares to net income of $6.6 million or $.26 per share for the preceding quarter and to net income of $6.6 million or $.26 per share for the year ago quarter. Net income for the first six months of 1997 was $14.3 million or $.57 per share. This compares to $18.2 million or $.72 per share for the same period in 1996. The first six months' net income of 1996 is comprised of income from recurring operations of $13.4 million or $.53 per share and a non-recurring gain of $4.8 million or $.19 per share relating to the sale of Power Convertibles Corporation (PCC), a subsidiary sold in the first quarter of 1996. Excluding this gain, compared to the first six months of 1996, net income increased by 6.9%.

Second quarter new order bookings were up significantly from the second quarter of 1996 and were higher than bookings in the preceding first quarter of 1997. For the first six months of 1997, new order bookings have increased substantially from the same period last year.

Revenue for the second quarter of 1997 was $62.5 million, an increase of 14.1% from the first quarter this year and an increase of 7.4% from the second quarter of 1996. Sales into all geographic regions were up sequentially with the exception of Europe which remained flat. All product lines were up sequentially, with digital audio/video and communications products increasing the most.
Revenue for the first six months of 1997 was $117.3 million. Net of 1996 PCC activity, this was $1 million or 1% above 1996 revenue for the same period.

Second quarter gross margin was sustained at 50% of sales sequentially. This was due to various factors. A major reason was that production yields for the quarter broke the Company records set last quarter, and further manufacturing spending efficiencies were achieved. Like product pricing remained stable. Product mix continues to shift toward higher volume products with lower average selling prices without having an adverse effect on aggregate gross margin. A higher proportion of revenue for the second quarter was realized from externally foundered products thus limiting improvements in internal operating leverage. Although gross margin benefited from lower wafer prices from external fab foundries, the lack of increased internal wafer fab utilization constrained overall gross margin gains. Implementation of the Consilium Workstream Manufacturing Execution System (MES) was completed in the Tucson factory assembly and test area, thereby bringing the entire location onto this system. Year to date gross margin at 50% of sales was slightly lower than the first half of last year, primarily the result of product mix changes and a lower level of factory utilization. The Company's long term model for gross margin is 53%, and management expects to make progress toward that objective during the current year to the extent that internal factory utilization increases. Gross margin improvements should be realized if there is an acceleration in revenue growth.

Operating expenses for the second quarter were higher than the previous quarter but declined as a percent of sales to 33.6% from 34.3%. Research and Development (R&D) spending was up sequentially about $700,000 or 10% to a total of 12.7% of revenue. Hiring and wafer and mask expenses relating to new product development accounted for the increase. R&D expenses for the first half of 1997 were 3.7% higher than those of the same period last year. R&D expenses for the first six months of 1997 were 12.9% of revenue as compared to 12.3% for the same period last year. This reflects management's strategy to increase R&D investment as a primary driver of revenue growth. The Company's model ratio for R&D is 14% of revenue, and management expects to be near that level for most of the remainder of the current year in order to support new product introductions and to continue development of next generation, proprietary wafer fab processes.

Sales, Marketing, General and Administrative (SMG&A) expenses for the second quarter of 1997 declined to 20.9% of revenue from 21.1% in the preceding quarter. In absolute terms, SMG&A expenses increased by $1.5 million over the previous quarter due to increases in sales commissions, promotional expenses, and some hiring. SMG&A expenses were reduced by nearly $1 million or 7%
from the second quarter 1996 level, reducing this ratio from 24.2% of revenue. For the first six months of 1997, SMG&A expenses were $4.3 million or 15% lower than those of the comparable period of 1996. For the same periods, SMG&A expense declined from 24.2% of revenue to 21% of revenue. The Company's long term model for SMG&A is 18% of revenue. In order to further reduce SMG&A, the Company has greatly expanded use of third party distribution to a point where now about half of worldwide revenue is derived from this channel.
This not only reduces selling expenses but also expands market coverage and allows the Company's direct sales force to focus on key accounts. The Company is consolidating all administrative, logistics, and inventory functions in three regional service centers worldwide. The adoption of a common worldwide information system is expected to further reduce administrative costs. During the second quarter, the Company completed the second leg of this initiative with the implementation of the SAP suite of business applications in Europe and the transfer of all administrative, logistics, and finance functions for the region to its U.K factory location. An increase in the proportion of large product opportunities, especially as regards digital audio and video and communication application specific standard products, may reduce the overall cost of selling.

Income from operations improved to 16.4% of revenue in the second quarter of 1997, up from 15.7% in first quarter of 1997 and from 14.4% in the second quarter of last year. This improvement was primarily due to increased operating leverage brought about by revenue growth and operating expense control. The Company's long term operating profit model is 21%, which the Company plans to achieve by gross margin expansion, constraint on SMG&A expenses, and revenue growth. The Company intends to grow revenue by R&D investments, increased penetration of traditional markets, and expanded participation in new, emerging markets. The Company plans to make further progress on this ratio during the remainder of this year.

The tax rate held constant with the first quarter of this year at 30%. This is up from the 25.5% tax rate of 1996 due to the absence of any one-time favorable tax events. The Company expects the tax rate to be approximately 30% for all of 1997. Long term expectations are that the tax rate will trend toward the federal statutory rate of 35%. The Company will, however, continue to aggressively pursue opportunities to reduce its worldwide tax expense, including the continued migration of income to lower tax rate jurisdictions.

Net income for the quarter was $7.7 million or 12.4% of revenue, up from $6.6 million or 12.0% of revenue last quarter. Net income was up 17.9% sequentially on a revenue increase of 14.1%. The
Company's long term model for profit after tax is 15% of revenue.

FOREIGN OPERATIONS

International markets constitute a majority source of the Company's
revenues.    The   resulting  transactions   have   exchange   rate
fluctuation  risk  associated with them.   Exchange  rate  risk  is
reduced  through  the  natural hedges  afforded  by  the  Company's
foreign   operations,   dollar-based   or   dollar-indexed    sales
transactions whenever possible, and by the purchase of forward foreign exchange and option contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. In addition, the Company has entered into forward contracts and option contracts against anticipated foreign exchange cash flows.
These  contracts  are in three primary currencies:   Japanese  Yen,
British Pounds, and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the
international  subsidiaries'  sales  are  in  non-indexed   foreign
currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to exchange rates in effect during the first half of 1996, the effect of foreign exchange rate changes in 1997 had approximately a 5%
unfavorable impact on 1997 year to date  revenue.   Hedging activity
resulted  in  a  much  smaller unfavorable impact on net income.

FACTORS AFFECTING FUTURE RESULTS

The   foregoing  plans  are  subject  to  a  number  of  risks  and
uncertainties,  including  the  following:   Factors   that   could
materially and adversely affect net revenue, gross margin, and profitability include the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign
currency   exchange   rates,   new   product   introductions,   and
fluctuations  in  manufacturing  yields.   Average  selling  prices
typically  decrease over the life of particular products.   If  the
Company is unable to introduce new products with higher average selling prices or reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any
revenue  shortfalls.   To meet anticipated  future  demand  and  to
utilize  a  broader  range of fabrication  processes,  the  Company
may increase  its  manufacturing  capacity.   Given   the
complexity  and expense of designing and constructing a significant
expansion   of  a  semiconductor  fabrication  plant,  during   the
construction  of the additions, the Company's manufacturing  yields could be materially and adversely impacted.  The Company is subject to several risks associated with its international operations; including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain
technology,  foreign  exchange  fluctuations,  tariffs  and   other
barriers and restrictions, and the burdens of complying with a variety of foreign laws. The semiconductor industry is intensely
competitive.   Many of the Company's competitors have substantially
greater financial, technical, marketing, distribution, and other resources than the Company. In the event of a downturn in the market for analog circuits, companies that have broader product lines may be in a stronger competitive position than the Company.
Other risks potentially affecting future operating results are set forth in the Company's prior filings with the Securities and Exchange Commission.



FINANCIAL CONDITION

The Company considers its financial position to be very sound. At June 28, 1997; cash, equivalents, and investments of $76.5 million had declined by $12.9 million from 1996 year end primarily due to capital equipment purchases of $12 million, an increase in accounts receivable and a decline in debt. Lower capital expenditures, reduced inventories relative to sales, and improvements to accounts receivable days sales outstanding are expected to generate a more positive cash flow over the next several quarters.

Inventories declined by $1 million during the second quarter.
Inventory to quarterly sales ratio was reduced to 81% from 94%. As compared to 1996 year end, inventories increased by less than 2%.
The Company expects that its inventory reduction program which includes cost and cycle time reductions, increased use of the distribution channel, consolidation of inventories in regional service centers, and improved manufacturing planning will further improve its inventory to sales ratio. For the remainder of the year, inventory is expected to remain relatively flat in absolute terms and decline as a percent of sales to the extent the Company achieves revenue growth. Currently, annual inventory turns are somewhat greater than two and the Company's near-term objective is to make this greater than three.

Accounts receivable increased by 19% on a revenue increase of 14% during the quarter. An increase in demand toward the end of the quarter and a higher proportion of international business caused accounts receivable days sales outstanding at the end of the second quarter to increase to 77 days from 71 days at the end of the first quarter. Although shipment linearity improved in total during the quarter, international operations were somewhat less linear. Accounts receivable days sales outstanding at the end of 1996 was 74 days. Accounts receivable is expected to increase commensurate with revenue growth, but days sales outstanding are expected to decline throughout the year as a result of increased use of the distribution channels, improved shipment linearity, and increased emphasis on timely collections.

Capital expenditures were $6 million in the second quarter of 1997, bringing the total to $12 million year to date. Capital expenditures were primarily allocated to modernization and standardization of manufacturing equipment, next generation technology development, and development of information systems.
Capital expenditure plans call for a total $18 to $21 million to be invested in 1997.

At June 28, 1997, total debt was $14 million of which $2.7 million was term debt. Most of this debt represents interest rate arbitrage in Japan. In addition to term debt, credit facilities of approximately $50.2 million with both domestic and international banks were available to the Company of which approximately $11.3 million or 22.5% was utilized. The current ratio improved from
2.76 at year end to 2.89 at June 28, 1997. Total debt declined by $3.4 million or 20% from 1996 year end. Accounts payable declined by $4.6 million during the second quarter, reflecting the shorter payment period of non-capital items. From 1996 year end, accounts payable declined by $1.7 million.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share in the second quarters ended June 28, 1997, and June 29, 1996, of $0.01 and $0.02 per share, respectively, and an increase in primary earnings per share in both the first six months ended June 28, 1997, and June 29, 1996, of $0.03 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Stockholders' equity increased by over $9.7 million or 4.7% on the quarter, nearly twice the growth rate percentage of the prior quarter. From 1996 year end, stockholder's equity increased by $15.2 million or 8%.

Given both the current cash position and available credit facilities, management believes the Company has sufficient capital resources available to meet its requirements for the foreseeable future.



PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHARE HOLDERS


a.   The Annual Meeting of Shareholders was held April 25, 1997.

b.   The following Directors were elected to serve until the next
Annual Meeting and until their successors are duly elected and qualified. The Directors are as follows:

     NOMINEE                       FOR            WITHHELD

     Thomas R. Brown, Jr.        14,127,996        244,277
     Syrus P. Madavi             14,127,031        245,242
     John S. Anderegg, Jr.       14,127,771        244,502
     Francis J. Aguilar          14,122,928        249,345
     Marcelo A. Gumucio          14,128,346        243,927

c.   The shareholders approved an amendment to the Company's 1993
  Stock Incentive Plan, which included a 500,000 share increase to the number of shares authorized for issuance under the Plan.

  Voting on this resolution were 9,914,059 shares for, 4,418,357 shares against, and 12,179 shares not voted.

d. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the Company for the ensuing fiscal year.

  Voting on this resolution were 14,364,010 shares for, 3,659 shares against, and 4,604 shares not voted.