Form 10-Q
period 1997-09-27
BURR BROWN CORP
filed 1997-11-12
CIK 715577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 27, 1997

                               or

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

            Common Stock, $0.01 par value 24,156,000 Shares


                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

              PART          I.            FINANCIAL         INFORMATION
                                                                   Page #

     Item 1    Financial Statements (Unaudited)

               Consolidated Statements of Income, Three and
               Nine Months Ended September 27, 1997, and
               September 28, 1996                                     3

               Consolidated Balance Sheets, September 27, 1997,
               and December 31, 1996                                  4

               Consolidated Statements of Cash Flows, Nine
               Months Ended September 27, 1997, and
               September 28, 1996                                     5

               Notes to Consolidated Financial Statements             6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations          7


     PART II.  OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibit 11:  Computation of Consolidated
               Earnings Per Share                                    10

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 27, 1997

     SIGNATURES

          Signature Page                                             11

PART I.    FINANCIAL
INFORMATION



                BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                (In thousands except per share amounts)


                                Three Months    Nine Months  Ended
                                   Ended
                              Sep. 27,  Sep. 28,  Sep. 27,  Sep. 28,
                                1997      1996      1997      1996

Net Revenue                   $65,928   $50,109   $183,205  $169,464
    % increase (decrease) in     32%     (29%)         8%     (15%)
     revenue over prior year
          Cost of Goods Sold   32,669    25,017     91,306    83,941
Gross Margin                   33,259    25,092     91,899    85,523
% of revenue                     50%      50%        50%        50%
Expenses:
Research & Development          9,248     6,452     24,419    21,088
% of revenue                     14%      13%        13%        12%
   Sales, Marketing, General   12,761    12,137     37,378    41,027
          and Administrative
% of revenue                     19%      24%        20%        24%
Total Operating Expenses       22,009    18,589     61,797    62,115
% of revenue                     33%      37%        34%        37%
Income from Operations         11,250     6,503     30,102    23,408
% of revenue                     17%      13%        16%        14%
Interest Expense                  108       132        323       502
(Gain) from Sale of                -       (500)         -    (7,180)
Subsidiary
      Other (Income) Expense   (1,078)     (590)    (2,897)   (2,660)
Income Before Income Taxes     12,220     7,461     32,676    32,746
% of revenue                     19%      15%        18%        19%
Provision for Income Taxes      3,666     1,761      9,803     8,841
Effective Tax Rate               30%      24%        30%        27%
Net Income                     $8,554    $5,700    $22,873   $23,905
% of revenue                     13%      11%        12%        14%
Earnings per Common Share      $0.34    $0.23 (1)    $0.90      $0.95 (1)

Shares used in per common      25,468    24,753 (1)  25,334    25,067 (1)
share calculation

(1) Common share information was adjusted to reflect a 3 for 2 stock split effective April, 1997.

See Notes to Consolidated
Financial Statements.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (In thousands of dollars)

                                                  Sep. 27,  Dec. 31,
                                                    1997      1996
ASSETS                                         (Unaudited)

Current Assets
   Cash and Cash Equivalents                       $43,654  $38,433

   Short-Term Investments                              -     14,407
   Trade Receivables                                57,999   39,546
   Inventories                                      45,951   49,570
   Deferred Income Taxes                             7,743    6,705
   Other                                            12,577    4,867
   Total Current Assets                            167,924  153,528


Long-Term                                           41,060   36,537
Investments
Land, Buildings, and Equipment
  Land                                               3,067    3,427
  Buildings and Improvements                        26,218   25,344
  Equipment                                        142,030  122,726
                                                   171,315  151,497
  Less Accumulated Depreciation                   (92,313)  (83,967)

                                                    79,002   67,530
Other Assets                                         2,733    3,993
                                                  $290,719 $261,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Liabilities
   Notes Payable                                   $13,102  $14,533
   Accounts Payable                                 23,084   17,641
   Accrued Expenses                                  4,934    3,568
   Accrued Employee Compensation and Payroll Taxes   7,858    8,194
   Deferred Profit from Distributors                 7,243    7,462
   Income Taxes Payable                              6,342    3,129
   Current Portion of Long-Term Debt                   757    1,087
       Total Current Liabilities                    63,320   55,614
Long-Term Debt                                       1,521    1,830
Deferred Gain                                            -    1,122
Deferred                                             1,848    1,709
Income Taxes
Other Long-Term Liabilities                            693    1,907
Stockholders' Equity
   Preferred Stock                                      -        -
   Common Stock                                        253      166
   Additional Paid-In Capital                       93,147   90,326
   Retained Earnings                               140,132  117,467
   Equity Adjustment From Foreign Currency
   Translation                                       1,596    2,881
   Unrealized Loss on Investments                     (288)      -
   Treasury Stock                                  (11,503)  (11,434)

                                                   223,337  199,406
                                                  $290,719  $261,588

See Notes to Consolidated Financial Statements.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASHFLOWS
                             (Unaudited)
                        (In Thousands of dollars)

                                                   Nine Months Ended
                                                  Sep. 27,   Sep. 28,
                                                    1997       1996
OPERATING ACTIVITIES:
Net Income                                        $  22,873  $  23,905
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      10,121      9,974
  Amortization of Deferred Gain                      (1,122)    (1,122)
  Provision for Inventory Reserves                    1,279      1,632
  Benefit from Deferred Income Taxes                   (698)    (2,380)
  Increase (Decrease) in Deferred Profit from          (219)       428
  Distributors
  Gain from Sale of Subsidiary                             -    (7,180)
  Other                                                  70        (69)
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Trade Receivables           (20,261)     7,798
 (Increase) Decrease in Inventories                   1,543     (5,890)
 (Increase) Decrease in Other Assets                 (6,770)    (4,158)
 Increase (Decrease) in Accounts Payable              5,797       (362)
 Increase (Decrease) in Accrued Expenses and          3,600     (6,233)
 Other Liabilities

Net Cash Provided by Operating Activities            16,213     16,343

INVESTING ACTIVITIES:
Purchases of Investments                            (31,867)   (19,186)

Maturities of Investments                            41,267     38,880
Purchases of Land, Buildings, and Equipment         (21,559)   (19,970)

Proceeds from Sale of Equipment                          40        388
Proceeds from Sale of Subsidiary                          -     12,804

Net Cash Provided by (Used in) Investing
Activities                                          (12,119)    12,916

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings                                              -        4,713
Payments on Short-Term and Long-Term Borrowings       (1,677)     (788)
Proceeds from (Payments for) Capital Stock
Activity, Net                                          2,631    (9,330)

Net Cash Provided by (Used in) Financing
Activities                                               954    (5,405)

Effect of Exchange Rate Changes                          173       (63)

Increase in Cash and Cash Equivalents                  5,221    23,791

Cash and Cash Equivalents at Beginning of Year        38,433    42,477

Cash and Cash Equivalents at End of Nine Months     $ 43,654  $ 66,268


See Notes to Consolidated Financial Statements.


            BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
             (In thousands except per share amounts)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 27, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share in both the third quarters ended September 27, 1997, and September 28, 1996 of $0.01 per share, and an increase in primary earnings per share in the first nine months ended September 27, 1997, and September 28, 1996, of $0.05 and $0.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


2. INVENTORIES

Inventories consist of the following:

                                                 Sep.          Dec.
                                                 27,          31,
                                                 1997         1996
       Raw Material                             $8,810      $10,960
       Work-in-Process                          21,483       20,227
       Finished Goods                           15,658       18,383
                                               $45,951      $49,570

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


5. CONTINGENCIES

Subsequent to March 29, 1997, the Company settled a patent infringement case that had been outstanding at December 31, 1996. The plaintiff had alleged that Burr-Brown had infringed upon its Small Computer System Interface (SCSI) terminator patents. The terms of the settlement agreement, which are confidential, are not expected to materially impact the Company's financial condition, results of operations, or cash flows

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Factors Affecting Future Results."


RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $8.6 million or $.34 per share. This compares to net income of $7.7 million or $.31 per share for the preceding quarter and to net income of $5.7 million or $.23 per share for the year ago quarter. Net income for the first nine months of 1997 was $22.9 million or $.90 per share. This compares to $23.9 million or $.95 per share for the same period in 1996. The first nine months' net income of 1996 is comprised of income from recurring operations of $18.7 million or $.74 per share and a non-recurring gain of $5.2 million or $.21 per share relating to the sale of Power Convertibles Corporation (PCC), a subsidiary sold in the first quarter of 1996. Excluding this gain, compared to the first nine months of 1996, net income increased by 22.6%.

Third quarter new order bookings were up significantly from the third quarter of 1996. For the first nine months of 1997, new order bookings have increased substantially from the same period last year.

Revenue  for the third quarter of $65.9 million was up 31.6%  from  the
same  quarter  last  year  and up 5.5% sequentially.   Revenue in
all regions was up significantly over last year. Sequentially, all regions were up except Europe which was impacted by the summer quarter
seasonality.   Although  all  product lines experienced  growth,  those
selling into the communications and digital audio and video markets were especially strong. Revenue for the first nine months of 1997 was $183.2 million. Net of 1996 PCC activity, this was $16.7 million or 10% greater than 1996 revenue for the same period.

Third quarter gross margin improved to 50.4% of sales from 50.0% in the prior quarter, reflecting a higher level of internal factory utilization and increased operating leverage from higher total sales. Mix continues to shift toward higher volume products with lower average selling prices without having an adverse effect on aggregate gross margin. Factory yields remained steady at record levels. Year-to-date gross margin at 50.2% of sales was slightly lower than the same period last year, primarily the result of product mix changes and lower level of factory utilization. Modest gross margin expansion is expected in the near term. Gross margin improvements are expected to accelerate as revenue growth accelerates.

Operating expenses declined, as a percentage of sales from the preceding quarter, to 33.4% from 33.6% although increasing in absolute
terms.   Research  and  Development (R&D) expenses  increased  to  $9.2 million or 14.0% of revenue as new product introduction efforts gained momentum. R&D expenses for the first nine months of 1997 were 13.3% of
revenue  as  compared  to 12.4% for the same period  last  year.   This
increase reflects management's strategy to increase R&D investment as a primary driver of future revenue growth. The Company's model ratio for R&D is 14% of revenue and the Company expects to be near that level for the remainder of the current year in order to support a record number of new product introductions during 1997 and to continue development of next generation proprietary wafer fab processes.

Sales, Marketing and General & Administrative (SMG&A) expenses declined to 19.4% of revenue from 20.9% in the preceding quarter and from 24.2% in the same quarter of last year. SMG&A expense actually declined in absolute dollars during the quarter. Much of this was the result of consolidation of selling, logistics and administration activity in
Europe.   For the first nine months of 1997, SMG&A expenses  were  $3.6 million or 8.9% lower than those of the comparable period of 1996.  For the same periods, SMG&A expense declined from 24.2% of revenue to 20.4% of revenue. To continue to lower SMG&A expenses, the Company is continuing to consolidate all administrative, logistics and inventory functions in three regional service centers worldwide. The adoption of a common worldwide information system is also expected to reduce administrative costs. An increase in the proportion of large order opportunities inherent in an application specific standard products strategy is expected to reduce the overall cost of selling.

Operating  income  at 17.1% of revenue was up from 16.4%  in  the  second
quarter  of 1997 and from 13.0% in the third quarter of last year.   On
an  absolute  dollar  basis,  this  improvement  is  primarily  due  to increased operating leverage brought about by revenue growth and by operating expense control. As compared to third quarter of last year, operating income improved by 73.0% while devoting 43.3% more resources
to  new  product  development  activities.   The Company plans to improve
profit performance through continued gross margin expansion, by continued constraint on SMG&A expenses and by revenue growth. Revenue growth is expected to be driven by R&D investments, increased penetration of traditional markets such as industrial process control and test and instrumentation, and expanded participation in new, emerging markets such as communications, digital audio and video, and computing and multimedia.

Despite the strengthening of the dollar throughout the quarter, dollar pricing, price indexing, and natural and financial hedges minimized the impact of foreign exchange rate changes on the quarter's financial performance.

The 1997 tax rate continues to be 30%. This is up from the 25.5% tax rate of 1996 due to the absence of any one-time favorable tax events similar to those which occurred last year. Although it is expected that this rate will hold for all of 1997, this rate will be reviewed during the fourth quarter as 1996 filings are concluded. Long term expectations are that the tax rate will trend toward the federal statutory rate of 35% over the next few years.

Net income for the quarter was $8.6 million or 13.0% of sales, up from $7.7 million or 12.4% of sales last quarter and up from $5.7 million or 11.4% of sales in the third quarter of last year. Sequentially, net income was up 10.4% on a revenue increase of 5.5%. As compared to same quarter last year, net income was up 50.1% on a revenue increase of 31.6%. The Company's long term operating model for profit after tax is 15%.

FOREIGN OPERATIONS

International markets constitute a majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions whenever possible and by the purchase of forward foreign exchange and option contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. In addition, the Company has entered into forward contracts and option contracts against anticipated foreign exchange cash flows. These contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first nine months of 1996, the effect of foreign exchange rate changes had approximately a 5% unfavorable impact on 1997 year to date revenue. Hedging activity resulted in a much smaller unfavorable impact on net income.

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

FINANCIAL CONDITION

The Company's financial position remains very sound. Cash, cash equivalents and investments at $84.7 million increased $8.2 million on the quarter primarily driven by operating results and a decline in inventory.

Inventories declined by $4.5 million during the quarter. Inventory to quarterly sales ratio declined to 69.7% from 80.7% in the prior quarter. The Company is continuing to see the benefits of an inventory reduction program which includes cost and cycle time reductions, increased use of the distribution channel, consolidation of inventories in regional service
centers   and  improvements  in  manufacturing  planning.  Management's expectation for the remainder of the year is for inventory to remain relatively flat in absolute terms and further decline as a percent of sales. Currently, annual inventory turns are nearing 3, up from 2 at this time last year. The Company's near-term objective is to improve this to more than 3 turns.

Sequentially, accounts receivable increased by 10.0% on a revenue increase of 5.5%. Days sales outstanding increased to 80 days from 77 days. The slow summer quarter adversely affected shipment linearity, especially in international markets. Expectations are that accounts receivable will increase with revenue in the fourth quarter but days sales outstanding are expected to decline.

Capital  expenditures  were approximately $9.4  million  in  the  third quarter, bringing the total to $21.6 million year to date. Modernization and standardization of manufacturing equipment was a significant driver to capital spending as was next generation technology development and development of information systems. In addition, the Company purchased the residual value of wafer fabrication and test assets previously held under operating leases. Plans call for a total of about $24 million to be invested in 1997.

Debt  increased  from  the preceding quarter by $1.4  million.   As  of
September 27, 1997, total debt was $15.4 million, of which $2.3 million was term debt. Most of this debt represents interest rate arbitrage in Japan. In addition to term debt, credit facilities of approximately $50.2 million with both domestic and international banks were available to the Company of which approximately $13.1 million or 26% was utilized. The current ratio decreased slightly from 2.76 at year end to
2.65 at September 27, 1997. Total debt declined by $2.1 million or 11.9% from 1996 year end. Accounts payable increased by $7.0 million during the third quarter, reflecting increased purchases of capital
items  and  foundry  wafers.   From 1996  year  end,  accounts  payable
increased by $5.5 million.

Stockholders' equity increased by $8.7 million or 4.1% on the quarter and $23.9 million or 12% from year end.

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

                        Three Months Ended      Nine Months Ended

                        Sep. 27,    Sep. 28,   Sep. 27,     Sep. 28,
                          1997      1996 (1)     1997        1996 (1)
INCOME:

Net Income             $8,554,000   $5,700,000  $22,873,000  $23,905,000


PRIMARY EARNINGS PER
SHARE:

Weighted Average       24,111,000   23,854,000   23,987,000   24,071,000
Number of Shares
Outstanding

Net Effect of Dilutive
Stock Options Based on
the Treasury Stock
Method Using the Average
Market Price of Common
Stock                   1,357,000      899,000    1,347,000      996,000

Common Stock and Common
Stock Equivalents      25,468,000   24,753,000   25,334,000   25,067,000

Primary Earnings Per
Share                      $0.34        $0.23        $0.90        $0.95


FULLY DILUTED EARNINGS PER SHARE:

Weighted Average       24,111,000   23,854,000   23,987,000   24,071,000
Number of Shares
Outstanding

Net Effect of Dilutive
Stock Options Based on
the Treasury Stock
Method Using the End
of Period

Market Price of
Common Stock, if
Higher Than
  Average               1,357,000      943,000    1,398,000      996,000

Common Stock and
Common Stock
Equivalents            25,468,000   24,797,000   25,385,000   25,067,000

Fully Diluted Earnings
Per Share                 $0.34        $0.23        $0.90        $0.95



(1) Common share information was adjusted to reflect a 3 for 2 stock split effective April, 1997.




SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  J. SCOTT BLOUIN
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date: November 7, 1997