Form 10-K
period 1997-12-31
BURR BROWN CORP
filed 1998-03-31
CIK 715577

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


                              FORM 10-K
(Mark One)

    [X]        Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
               For the Fiscal Year Ended December 31, 1997
                               or
    [  ]       Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
                    For the Transition Period from     to

                  Commission File No. 0-11438

                     BURR-BROWN CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

       Delaware                        86-0445468      _
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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price as of March 4, 1998 was approximately $641,411,348.

      There were 36,546,429 shares of Burr-Brown Common Stock outstanding as of March 4, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997--Incorporated by reference into Parts I, II, and IV.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1998--Incorporated by reference into Part III.

                               PART I

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K, the materials incorporated by reference herein, and circumstances described in other filings by the Company with the Securities and Exchange Commission.


ITEM 1.  BUSINESS

GENERAL
Burr-Brown Corporation (and its wholly-owned subsidiaries and majority-owned affiliated companies, "Burr-Brown" or the "Company") is a world-wide leader in the development, manufacturing, and marketing of electronic components including precision linear, data converters, and mixed signal integrated circuits (ICs). These products address applications for both analog and digital signal processing relating to communications, industrial and process control, test and measurement, medical instrumentation, digital audio, multimedia, and personal computer systems.

The Company offers over 1,200 high performance products that perform analog signal processing functions such as the conditioning, amplification, and filtering of signals, and mixed signal processing functions such as analog-to-digital and digital-to-analog conversion. Within its targeted markets, Burr-Brown emphasizes high performance applications where its products are critical elements of the overall systems architecture. The Company was incorporated in Arizona in 1956 and reincorporated in Delaware in 1983. The Company's management and technical team has many years of experience in the design, development, manufacture, and world-wide marketing of high performance analog and mixed signal semiconductor components, and in providing unique and cost-effective solutions to the complex signal processing requirements of its target markets.

THE INDUSTRY
Integrated circuits may be divided into three categories: analog, digital, and mixed signal. Digital circuits such as memory devices and microprocessors, use many repetitive circuit elements, each of which can represent the two values ("1" and "0") required by the binary number system that is the basis for most computation. Analog circuits, on the other hand, are capable of representing an infinite number of values based on a continuously varying signal. These signals typically represent "real world" phenomena such as temperature, pressure, position, light, speed, and sound. Mixed signal circuits are circuits that employ both analog and digital signal processing techniques. Analog and mixed signal circuits are used in most electronic systems and major markets for such circuits include telecommunications and data communications, test and measurement, medical instrumentation, industrial process control, manufacturing automation, digital audio and video, and personal computers. Typical analog circuits include operational amplifiers, instrumentation amplifiers, programmable gain amplifiers, current transmitters, regulators, analog multipliers, and isolation amplifiers. Typical mixed signal circuits include analog-to-digital converters (ADCs) and digital-to-analog converters (DACs). The technology  trends  driving  the growth  of  digital  ICs,  such  as increased use of micro processors, portability, lower power consumption and higher speed requirements are also driving demand for high performance analog and mixed signal ICs. Recently, the rapid growth of the high speed wired and wireless communication, multimedia, portable computing, and digital audio and video markets have created important new growth opportunities for high performance analog and mixed signal products. ICE Corporation estimated that analog and mixed signal circuits accounted for 15% of the $127 billion market for integrated circuits in 1997.

The market, design, and manufacture of analog circuits differ from those of digital circuits in several important ways. In general, the markets for analog circuits are more diverse than for digital circuits, with each application requiring different operating specifications relating to resolution, processing linearity, speed, power, and signal amplitude. As a result, the customers for analog and mixed signal circuit products generally have relatively smaller volume requirements per application. The markets for analog circuits are generally fragmented, and competition within those markets tends to depend less upon price and more upon performance, functionality, quality, and reliability. Analog circuits are often characterized by longer life cycles and more stable pricing compared to typical digital circuits. Given the diversity of applications, analog product lines tend to be broader and have larger customer bases than digital circuit. This is one of the reasons for the historic stability of analog and mixed signal IC business as compared to digital IC business. Furthermore, analog product lines are characterized by a higher proportion of proprietary designs which introduce switching costs to customers after design-in, tending to minimize competition based on price alone. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, are less effective for analog devices. Accordingly, analog circuit design has traditionally been highly dependent on the skills and experience of design engineers. Also, in contrast to digital circuits, the performance of analog circuits is more dependent on circuit design, circuit layout, and the matching of circuit elements than on the density of circuit elements which requires advanced capabilities in submicron semiconductor processes. Consequently, the production of high performance analog circuits typically requires relatively less capital investment than the production of highly integrated digital circuits. Because analog and mixed signal circuits are found in most electronic systems, the growth in the use of digital systems across a broad range of applications has in turn fueled a growth in the demand for analog and mixed signal integrated circuits.

PRODUCTS
The Company operates predominantly in one segment, the electronic component industry. The Company has various classes of products within that one segment.

The following table shows the approximate product line revenues as a percentage of total Company revenues:

     PRODUCT LINE              1997      1996     1995
     Analog Products          46.2%     47.3 %    42.4 %
     Mixed Signal Products    49.0%     45.4 %    42.4 %
     Other                     4.8%      7.3 %    15.2 %

Demand for analog circuits primarily has been driven by the need for increased productivity manifested as the need for lower cost, faster, lower power, smaller size, greater functionality, and higher precision products. Semiconductor technology has provided many effective solutions to this demand. The availability of effective solutions has accelerated with the advent of more advanced digital processing. This has led to greater use of digital computers or processors to provide massive computational power to control processes and equipment and in general, to greater automation and productivity in the industry. Since the early seventies, the availability of low cost digital microprocessors, and later digital signal processing in cost-effective single chip form, has enabled an acceleration of the trend toward the digitization of systems. This has led to increased use of computers as imbedded processors to measure, control, monitor, or process electronic signals nearer or adjacent to the sensor that is detecting physical conditions. This, in turn, has created the need for products that enable digital computers, microprocessors, and microcontrollers, and digital signal processors (DSP's) to interact with electronic signals derived from physical or analog phenomena. Burr-Brown designs and manufactures the integrated circuits which perform the analog signal conditioning and data conversion functions critical to this interaction.

Process control sensors generate continuously varying electronic signals, called analog or linear signals, which represent the physical phenomenon being measured or controlled. In many
circumstances   these  analog  signals  are  relatively   weak   and
contaminated with a large amount of electrical "noise". The Company's signal processing components are used to strengthen, filter, transmit, and otherwise condition the signal. The resulting signal, still in analog form, must be converted into a digital signal before it can be processed by a computer. The Company's Analog-Digital Converters (ADCs) effect this conversion. After the digital signal is processed by the computer, it is often necessary to convert the digital signal back to analog form, and the Company's Digital-Analog Converters (DACs) also accomplish this reverse conversion. The resulting analog signal controls the process.

The market requirements for analog signal processing and data conversion products range from high performance industrial applications to high volume consumer applications. The Company's product strategy has been to concentrate on proprietary, high precision, high performance analog, data conversion, and integrated analog/digital (mixed signal) circuits. The Company identifies significant markets in which new or enhanced high performance products of this type are required. The Company then attempts to develop and supply as complete a function as is permitted by technological and cost constraints.

The Company's products are generally designed into a customer's product and usually remain a part of that product throughout its life. The Company's experience has been that there is generally a two to four-year period before the sales level of its standard products fully matures, and the sales life of the products may extend from five to eight years or more once they have reached mature production volumes. Once the Company's component has been designed into a customer's product, the relatively low volume, high performance characteristics of the component significantly deter potential competitors. As a result, the Company is often a customer's sole or primary source for that particular component.

ANALOG INTEGRATED CIRCUITS
The Company's analog circuits include operational amplifiers, power amplifiers, instrumentation amplifiers, programmable gain amplifiers, isolation amplifiers, current transmitters, and other analog signal processing components. Analog linear signal processing integrated circuits are used to process and transmit analog data signals prior to their conversion to digital signals. These components are used in communications equipment, automatic test equipment, analytical instruments, medical instruments and systems, industrial controls, personal computing, and computer peripherals.

Operational Amplifiers. Operational amplifiers are used to detect and amplify weak (low level) analog signals and are included in many systems. The operational amplifier is the fundamental building block in analog and digital systems design. In addition to amplification, operational amplifiers can perform mathematical functions such as integration and differentiation. The Company's high performance operational amplifiers are generally capable of amplifying typical analog signals in the micro-volt range up to 100,000 times and provide ultra-low drift, low bias current, low noise, high bandwidth, and fast settling time. Certain models provide high voltage and high current, or high speed operation for special applications. These high performance amplifiers are required to treat signals generated in numerous applications, including scramblers for satellite communication systems, audio and video systems, robotic vision systems, magnetic resonance, and computer-aided tomography (CAT) body scanning systems.

Other Amplifiers. The Company manufactures a number of other amplifiers, including instrumentation amplifiers, programmable gain amplifiers, and isolation amplifiers. These products perform a variety of functions related to the amplification and isolation of analog signals. Among other uses, these components permit the measurement of weak signals in the presence of unwanted "noise" and protect sensitive instruments from the effects of transient, high-magnitude, potentially damaging voltages caused by sources such as lightning or the switching of high voltage equipment. These amplifiers are used in many diverse applications including temperature measurement in industrial processes, protection of sensitive medical instruments, and isolation of electrical power line disturbances and faults.

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

Isolation Products. The Company's isolation products focus on the design, development, production, and marketing of isolation amplifiers, isolated digital couplers, and DC-to-DC converters. These products provide galvanic isolation of input and output signals and thereby achieve reduced circuit noise interference and prevent harm to people or equipment due to high voltage transients or current leakage. The product line utilizes optical, transformer, and capacitive techniques to produce linear transfer functions between input and output. In certain products, isolated digital couplers are used in lieu of opto-couplers in the galvanic isolation of data signals. The isolation products are used in industrial process control, communication, and in medical instrumentation among others.



DATA CONVERSION PRODUCTS
The Company's data conversion products are integrated circuit devices used to convert analog signals to digital form or to convert digital signals to analog form. This conversion is necessary in virtually all applications in which digital computers or processors measure and control the analog signals from a physical, "real world" process.

Precision Data Conversion Products. The majority of the Company's mixed signal components revenue is derived from moderate speed, high resolution, and high accuracy converters. These general purpose converters are used primarily in manufacturing process control instrumentation, electronic test instrumentation, automatic test systems, and communications systems. For example, in a robot controller, the position of the robot arm must be precisely measured and manipulated. Analog signals from the robot's position sensors are converted by an A/D converter for computer processing and, in turn, a D/A converter converts the digital control signal from the computer to analog form to drive the actuators and servo motors to position the robot arm accurately.

High Speed Data Conversion Products. In the early 1980's, the Company began developing high speed, high resolution A/D and D/A converters at speeds substantially greater than general purpose
products.   These   products  utilize  a   unique   combination   of
technologies   and  design  expertise  to  achieve  state-of-the-art
performance. High speed converters are used in a variety of applications such as wireless communications systems, image processing, digital oscilloscopes, ultrasound, radar, and sonar, as well as the front end of advanced systems using digital signal processing (DSP) technology.

Digital Audio and Video Products Division. The Company's digital audio and video products focus on the design, manufacturing, and marketing of high precision, single chip, digital-to-analog converters, analog-to-digital converters, codecs, and video signal processing devices for the digital audio and video market. The Company believes that Burr-Brown was the first company to introduce such audio products into this marketplace and is currently one of the largest merchant market suppliers of such devices worldwide. One product, a pulse-code-modulated ("PCM") conversion device, plays an essential role in digital audio systems, such as compact disc ("CD") players, that use laser technology to achieve improved audio reproduction performance. The Company's component converts the digital signals for each stereo channel into audio. Several generations of products of this type have been developed and introduced for use in digital audio systems. Involvement in the CD market also helped the Company's early entry into the Digital Versatile Disk (DVD) and multimedia markets. Burr-Brown's PCM converters have now been designed into musical instruments, computer games, automobile sound systems, CD-ROMs for multimedia applications, set top box tuners for cable and satellite TV, DVD players, PC add-in cards, camcorders and digital cameras.

SYSTEM PRODUCTS
Intelligent  Instrumentation Inc. Intelligent  Instrumentation  Inc.
(III),  a  majority-owned  subsidiary,  designs,  manufactures,  and markets  a  broad  line of hardware and software  products  for  the capture  and  sharing of real-time enterprise data.  These  products capture sensor based data as well as human-entered data. Products include plug-in data acquisition boards, Ethernet-based data acquisition systems, network based data collection terminals, and component terminals for machine interface. These products are applied world-wide for a range of applications including predictive maintenance, access control, time and attendance, material tracking, product test, and resource planning. Representative customers include Symbol Technologies, Mercedes Benz, Hewlett Packard, CTI Cryogenics, IBM, and AMP Incorporated.

The Company has from time-to-time received indications of interest with respect to III, and has considered, and may in the future consider, the sale of its interest in this subsidiary in order to focus its resources on the core business of analog and mixed signal integrated circuits.

RESEARCH & DEVELOPMENT
Digital circuits have an exceptional amount of repetition of circuit elements and are highly dependent upon the ability to produce chips with very high circuit element density to minimize chip size and cost, and maximize speed. This type of wafer processing of extremely small dimensions leads to the need for state-of-the-art, comparatively costly capital investment in wafer fabrication facilities.



Analog circuits, on the other hand, require the ability to accurately match and place transistors with respect to one another. In addition, analog circuits may require the ability to handle large voltages and currents and therefore, demand relatively large transistors and spacing dimensions. Although these requirements place stringent processing requirements on an analog wafer fabrication facility, the necessary equipment and facilities are substantially less costly and longer lived than that which is required for digital circuit processing.

Analog and mixed signal circuit design is highly dependent on the skills and experience of individual design engineers, and Burr-Brown believes that its team of design engineers has developed extensive core strengths in high performance analog and mixed signal integrated circuits. Designers of analog circuits must take into account complex interrelationships between the manufacturing process, the circuit elements, the packaging requirements, and the customer's application, all of which may seriously affect the circuits' performance. The number of creative design engineers who have the training and the experience to handle these complexities is limited. The Company's ability to compete depends heavily on its continued introduction of innovative and cost effective new products. Therefore, the Company must continually invest in design engineering talent, engineering tools, production processes and test equipment.

The Company emphasizes the development of proprietary standard and application specific products. The Company's product strategy is to identify markets in which the application of microelectronics technology may be used to provide competitive advantage for its customers through improved methods of precision measurement, monitoring and controlling physical processes and conditions. Examples of these markets include: robotics, factory automation, process control, automatic test, medical instrumentation, computers, communications, and digital audio. Within these markets, the Company selects specific applications in which the Company's unique design and processing technology will make an important contribution to its customers, often acting as the enabling technology for the successful commercialization of end equipment.

The Company spent approximately $34 million in 1997, $28.5 million in 1996, and $25.7 million in 1995 for product and process development. This represents an expenditure of approximately 13.5 percent, 12.9 percent, and 9.6 percent of revenue in 1997, 1996, and 1995, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders, incorporated by reference to Item 7 of this report.)

The Company introduced a record 79 new products in 1997. Many of these products target emerging applications for which high performance signal processing integrated circuits (ICs) are absolutely required and yet the cost of these ICs must be low in order to enable larger end-market sales volumes. By offering high performance signal processing ICs at an effective price, Burr-Brown has been able to partner with many high-growth companies to address emerging applications.

PATENTS AND LICENSES
The Company owns approximately 149 United States and international patents expiring from 1998 to 2016, and has applications for approximately 66 additional patents pending in the United States as well as patents issued and pending in several other countries. Although the Company pursues a policy of maintaining a strong patent portfolio, the Company believes that its success depends primarily upon the experience and creative skills of its people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time the Company has been and may in the future be notified of claims regarding the possible infringement of patents issued to others, and similarly, the Company has on occasion notified others of possible infringements of its patents.

SALES AND MARKETING
Burr-Brown markets its products in all the major markets in the industrialized world through its direct sales force, independent sales representatives, and distributors. Burr-Brown maintains 6 sales offices in the United States and has international sales subsidiaries in France, Germany, Italy, the Netherlands,
Switzerland, the United Kingdom, Japan, and Singapore. The Company's direct sales force focuses primarily on large corporate customers, while the Company's distributors service the needs of the Company's broad base of smaller clients. In particular, the direct sales force and field application engineers are focused on new design-ins to enhance the Company's long-term revenue stream. Approximately 45% of 1997 worldwide revenue was realized through third party distribution. In approximately 45 countries and the less significant domestic markets where the Company does not have a direct sales force, independent sales representatives sell all of the Company's products. The majority of the Company's sales people hold engineering degrees and the balance have relevant engineering experience.

The Company sells its products to a diverse base of over 25,000 customers worldwide. Key customers of the Company include ABB, Adtran, Alcatel, Advantest, AMP, Beckman, Elsag Bailey, Ericsson, Fanuc, Fujitsu, General Electric, Hewlett-Packard, Hitachi, Honeywell, Hughes Network Systems Inc., Lucent, Matra, Mitsubishi, National Instruments, NEC, Nokia, Northern Telecom, PairGain, Philips, Rockwell, Samsung, Siemens, Sony, Teradyne, Toshiba, and Yamaha. The largest customer, Insight Electronics, a domestic distributor, accounted for approximately 10 percent of sales in 1997. Sony is the largest direct customer, accounting for slightly less than 5% of 1997 revenue. The Company has maintained long-term relationships with major customers in the industrial process control, instrumentation, and imaging markets, and typically serves as the sole supplier of proprietary products. Burr-Brown has pursued a strategy of leveraging its strengths in analog signal processing and mixed signal design to develop a broad line of standard products for the faster growing communications, computing, and digital audio and imaging markets. As a result, the Company has established key customer relationships with leading companies in the wireless and high speed communications industry. Over 47 percent of the revenue in 1997 for analog and data conversion integrated circuits was for products introduced within the preceding five years.

Sales outside the United States accounted for approximately 66 percent of total revenues in 1997, 66 percent of total revenues in 1996, and 64 percent of total revenue in 1995. (See the note labeled "Foreign Operations, Geographic and Segment Data" in "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders, incorporated by reference to Item 8 of this report.) To support its international marketing organization, the Company has established product development and production facilities in Scotland and Japan. The Company also has product development and manufacturing at the corporate headquarters in Tucson, Arizona.

A large percentage of international sales are denominated in local currencies and the Company's foreign revenues and net income are therefore subject to currency exchange rate fluctuations. However, the Company borrows funds in local currencies, maintains a significant international presence which acts as a natural hedge, and purchases forward contracts to hedge its foreign currency exposure. Some of the Company's products are subject to export regulations and other international trading restrictions, but the Company has not experienced any material difficulties from these limitations. No assurance can be given, however, that such material difficulties will not be experienced in the future.

BACKLOG
Burr-Brown's products are, generally, standard items with a relatively short delivery cycle. The Company's backlog is usually three months or less of sales, although some portion may be scheduled for delivery four to twelve months into the future. Therefore, the order backlog at the end of any specific quarter is not generally indicative of the level of sales to be expected in succeeding quarters. It is the policy of the Company to include in backlog only those orders that have firm scheduled delivery dates. The Company's backlog as of December 31, 1997, 1996, and 1995, was approximately $56.5 million, $41.0 million, and $62.3 million, respectively.

COMPETITION
Burr-Brown estimates that it is among the top four manufacturers of high performance analog and data conversion integrated circuits. The Company's major competitors in the high performance analog integrated circuits market are Analog Devices Inc., Linear Technology Corporation, and Maxim Integrated Products Inc. With respect to a more limited range of products, the Company also competes with National Semiconductor Corporation, Harris Corporation, Motorola Inc., Texas Instruments Inc., Cirrus Logic Inc., Rockwell, Level One, and Sipex Corporation.

The Company is not aware of any significant competition from foreign companies providing analog and data conversion integrated circuits, however, there can be no assurance that foreign competitors will not enter these markets in the future. The Company's PCM product line does compete with several U.S. and foreign manufacturers of digital audio (D/A) converters for use in digital compact disc stereo systems, and multimedia systems, including Analog Devices Inc., Cirrus Logic Inc., Asahi Kasei Micro, Sony Electronics Inc., Hitachi America Limited, Matsushita Electric Corporation of America, Mitsubishi Corporation, and Philips Semiconductors. Many of these competitors have greater financial, production, and marketing resources than Burr-Brown.

The Company believes that competition with respect to component products is based primarily on design and process innovation, product performance and reliability, technical service, availability of a broad range of specialized products, standard product availability, and on price. The Company believes that reliable performance and service are more important than price when the
Company  is  the  sole source of a product.   Price  is  more  of  a
competitive factor when an equivalent product is available from other sources, as in the case of commodity products.

MANUFACTURING
  The Company's production of integrated circuits utilizes in-house process technologies, externally purchased wafer processing foundry services, and purchased components that already incorporate the desired semiconductor manufacturing technology. The Company combines relatively diverse technologies to produce the integrated circuits necessary to meet the stringent performance requirements of its customers. For example, some of the Company's integrated circuit products combine high precision linear integrated circuit wafer fabrication processing with compatible laser-trimmed thin film technology and dielectric isolation (DI) wafer processing.

The Company uses several bipolar, CMOS, and BiCMOS processes which provide circuits for the analog, data conversion, and PCM markets. Burr-Brown processes have the added capability of making high quality capacitors and trimmable resistors that enable the Company to manufacture high precision products. In addition to the processes at the Company's Tucson wafer fabrication facility, foundries are used for processes not available internally. Processes currently used include a variety of CMOS processes ranging from 3 microns to
0.5 microns for products such as amplifiers, analog-to-digital and digital-to-analog converters, a 2 micron BiCMOS process for PCM DAC's and ADC's, and a very high frequency bipolar process used for products such as video amplifiers.

The Company conducts electrical testing of integrated circuits in both wafer and packaged form. The combination of various functionalities makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance, and use of sophisticated computer-based test systems and complex automatic handling systems. The Company has special screening and qualification programs when high reliability quality grades are required by customer specifications.

The Company has integrated circuit assembly operations in Tucson. In addition, much of the Company's assembly demand is met by using contract assembly companies located in Japan, Taiwan, Malaysia, Thailand, and the Philippines. To achieve lower cost without compromising high performance, the Company has expanded its packaging capability to include low cost multi-chip module assembly in its Tucson manufacturing facility. Following assembly, the
Company and its subsidiaries perform nearly all of the final testing, marking, and inspection of the packaged units prior to shipment to customers.

The Company has developed and implemented its Quality Program to focus on customer satisfaction. The program includes annual satisfaction reviews with customers to assess improvement priorities. The Quality Program also includes Quality System Certification (ISO9001), a comprehensive product/process reliability monitoring program, and the Qualification Program for new products and processes. The Company has a reputation for high quality and highly reliable products as evidenced by the high satisfaction rating reported by our customers for these factors.

To provide better service to its European and Japanese customers and to achieve an improved competitive position, the Company maintains production and product development facilities in both regions. In Europe, a manufacturing and product development site is located in Livingston, Scotland. This facility designs and assembles integrated circuits for sale in Europe and for export to other markets. In Japan, the Company's Atsugi Technical Center, near Tokyo, performs product development, final product testing, and quality and reliability testing for the digital audio and imaging product line for sale in Japan and export to other markets.

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

Government regulations impose various controls on the discharge of certain chemicals and gases into the environment that have been used in semiconductor processing. The Company believes that its manufacturing processes conform to present environmental regulations but there can be no assurance that future changes in such regulations will not result in increased costs or impede operating performance. The Company eliminated the use of ozone-depleting chemicals in the manufacturing process on December 1, 1995.

The Company's Tucson, Arizona campus is part of the Tucson International Airport Superfund site. The Company has agreed with the United States Environmental Protection Agency (EPA) to implement site remediation actions pursuant to the provisions of a Consent Decree Agreement with the EPA. The Company incurred approximately $200,000, $149,000, and $106,000 of remediation expense in 1997,
1996, and 1995, respectively.

HUMAN RESOURCES
At December 31, 1997, the Company employed 1,308 people worldwide, including 755 employees in manufacturing and assembly, 221 employees in research and development, 217 in sales and marketing, and 115 in management and administration. Many of the Company's employees are highly skilled and the Company's continued success will depend, in part, on its ability to attract and retain such employees, who are generally in great demand. At times, like other semiconductor manufacturers, the Company has had difficulty hiring engineering personnel. The Company has never experienced a work stoppage, no employees are represented by labor organizations, and the Company considers its employee relations to be very good.

RISK FACTORS

An investment in the securities of Burr-Brown involves certain risks. In evaluating the Company and its business, prospective investors should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Annual Report on Form 10-K, in the documents incorporated herein by reference, and in other documents filed by the Company with the Securities and Exchange Commission.

Potential Fluctuations in Operating and Financial Results. The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit, and profitability, including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the United States and international markets, the timing of new product introductions, availability of wafers and other materials and services, and fluctuations in manufacturing yields. The Company has experienced significant fluctuations in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The semiconductor industry experienced increased demand during 1995, and production capacity limitations affected the industry's, including the Company's, ability to meet that demand. During 1996, customer demand for semiconductor devices declined significantly. Although demand has increased again since 1996, it is uncertain what the level of demand will be in the future for the industry and for the Company's products. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

Manufacturing Risks. The fabrication of integrated circuits is a highly complex and precise process. Manufacturing yields can be impacted by a variety of factors, many of which are outside the Company's control. A large portion of the Company's manufacturing costs are relatively fixed and consequently the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition, cash flows, and results of operations would be materially and adversely affected. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company intends to increase its manufacturing capacity at some future point. Although the Company has internal capability to produce wafers for many of its products, it is dependent on outside wafer fabs for a significant portion of its wafer supply. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from external fabs due to quality and yield problems and capacity constraints. If these outside wafer foundries are not able to produce required supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the quantities of products produced by these foundries could be adversely affected. In addition, the Company relies on domestic and international subcontractors to perform assembly, packaging, and testing services. Disruption of these services could adversely affect the Company's operations.

International Operations. The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S.
dollars of accounts receivable, and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results.

A substantial portion of the Company's revenue is attributable to sales in Japan and Southeast Asia. Although the recent economic instability in certain Asian countries has not yet had a significant impact on the Company, there can be no assurance that this instability will not have a material adverse effect on the Company's business, financial condition, cash flows, or operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers.

Reliance on Independent Sales Channels. A significant portion of the Company's sales are conducted through independent sales representatives and distributors. These independent organizations typically represent product lines offered by other companies. In the event these sales organizations reduced their sales efforts with respect to the Company's products or terminated their relationship with the Company, the Company's operations could be adversely impacted until the Company was able to replace such resources.

Intellectual Property Protection. The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products, and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage for the Company. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate intellectual property litigation in the United States or elsewhere, which can demand significant financial and management resources.

As is common in the semiconductor industry, from time to time the Company has been, and may in the future be notified of claims regarding the possible infringement of patents issued to others and that it may be infringing the intellectual property rights of third parties. There can be no assurance that such infringement claims by third parties will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely effect the Company's business, financial condition, cash flows, or operating results. Any litigation relating to the intellectual property rights of third parties, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition, cash flows, or operating results.




Dependence on New Products and New Markets. The Company's success depends upon its ability to develop new analog and mixed signal products for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. The development of new products is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields, and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain, and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of products manufactured by the Company, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to successfully develop and introduce new products on a timely basis. Although the Company seeks to design products that have the potential to become broadly accepted for high volume applications, there can be no assurance that any products introduced by the Company will achieve such market success. The Company's failure to develop and introduce new products successfully could materially and adversely affect its business and operating results. The Company has targeted new markets in which it has relatively little experience, including the market niches for wireless applications for the communications industry, power management applications for the computing industry, and CD-ROM, digital imaging, and PC sound applications for the digital audio and video industry. There can be no assurance that the Company's products will adequately meet the requirements of such new markets, or that the Company's products will achieve market acceptance.

Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers, key management, and technical personnel, particularly its experienced analog design engineers, and on its ability to continue to attract, retain, and motivate qualified personnel.

Competition. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence, and heightened international competition in many markets. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution, and other resources, broader product lines, and longer standing relationships with customers than the Company. In the event of a downturn in the market for analog circuits, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

Year 2000 Compliance. Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the Year 2000. The Company has recognized that solving the Year 2000 problem is an issue to be addressed. However, the major operating internal software systems of the Company are fairly new and therefore are already Year 2000 compliant. A plan has been formulated to convert other minor systems to be Year 2000 compliant. A majority of the Company's vendors have been queried and the responses received indicate that the vendors are compliant or will be by the Year 2000. The rest of the evaluation by the Company has not been completed and expected future costs cannot be estimated at this time. There can be no assurance that Year 2000 compliance issues will not have an adverse effect on the Company's future operating results.

ITEM 2.  PROPERTIES
Burr-Brown has manufacturing and technical facilities in Tucson, Arizona; Atsugi, Japan; and Livingston, Scotland. In 1994, Burr-Brown established business units in these locations to bring greater focus on their respective served markets and accelerate new product development. The Company's major manufacturing and engineering facilities and administrative offices are located in four company-owned buildings, aggregating 220,000 square feet, on its 18 acre site in Tucson, Arizona. The Company also leases approximately 88,800 square feet in Tucson. All of this leased space is on short term contracts of two years or less. The major single building lease is for 61,000 square feet and will expire in March 1999. The aggregate current gross rental for all Tucson properties is approximately $549,000 per year. The Company also owns approximately 113 acres of land in Tucson which is being held in reserve for future expansion.

In Filderstadt, Germany, the Company's sales office occupies 30,000 square feet of space leased for a ten year period; this lease expires in 1999. The Company has the option to sublease and renew this lease for three to five years. The Company's Scottish manufacturing subsidiary leases a 32,000 square foot building on
6.65 acres in Livingston, Scotland; this lease expires in 1999. The Company also owns approximately 20 acres of land in Livington, Scotland. The Company's Atsugi Technical Center in Atsugi, Japan, is a 44,500 square foot building which houses sales, product testing, and research and development activities; the Company has a fifteen year lease on this facility which expires in 2001. Also, the Company has other various sales offices that lease space under agreements with varying maturities.

ITEM 3.  LEGAL PROCEEDINGS
The Company is from time to time involved in legal proceedings of a character normally incident to its business, including various threatened and pending claims seeking damages from the Company. Such incidental litigation includes claims related to employment, environmental, personal injury, contract, product liability, and intellectual property matters. The Company does not believe that an adverse decision in any presently pending or threatened claim, or any amounts it would be required to pay by reason thereof, would have a material adverse effect on its financial condition, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT
At December 31, 1997, there were 4 individuals designated as executive officers by the Board of Directors. The following sets forth certain information with regard to the two executive officers of Burr-Brown who are not Directors:

J. Scott Blouin - Chief Financial Officer                    Age 47
Mr. Blouin is responsible for all aspects of worldwide financial management for the Company, including Accounting, Treasury, and Tax. He joined Burr-Brown in 1995 as Corporate Controller and was promoted to CFO in 1996. Prior to that, he was employed for 17 years at Analog Devices where he held a series of increasingly more senior positions in financial management. Mr. Blouin holds a BS from the University of New Hampshire and an MBA from Wake Forest University.

Kenneth G. Wolf - Executive Vice President                 Age 57
Mr. Wolf is responsible for Worldwide Operations for the Company, including Fabrication and Technology Development, Assembly and Test Operations, Materials Management, Quality, and Product Engineering. He joined Burr-Brown in April 1997. Previously, he was Corporate Vice President at Motorola from 1965 to 1987, President and CEO of Synergy Semiconductor from 1987 to 1992, Vice President and General Manager of Mass Storage and Logic Products at National Semiconductor from 1993 to 1997. Mr. Wolf holds BS and MS degrees in electrical engineering from the University of Wyoming and is a graduate of the Motorola Executive Management Institute.


                               PART II

ITEM  5.   MARKET  FOR  THE REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the section entitled "Quarterly Market and Dividend Information" in the 1997 Annual Report to Stockholders on page 26, which is included as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to the section entitled "Five Year Financial Summary" in the 1997 Annual Report to Stockholders on page 33, which is included as
Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 32 of the 1997 Annual Report to Stockholders, which is included as
Exhibit 13 to this report. Quantitative and qualitative disclosures about market risk are not presented therein, as such guidance is not yet applicable to the Company due to its market capitalization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item appear in the 1997 Annual Report to Stockholders on pages 12 through 25, which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item for the Company's Directors is incorporated by reference to the section entitled "Election of Directors" on pages 4 and 5 in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders. The information required by this item for the other executive officers of the Company is included at the end of Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION
The information, with respect to Executive Compensation, appearing under the caption "Executive Compensation and Other Information" on pages 6 through 10 of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.   SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT
The information appearing under the caption "Principal and Management Stockholders" on pages 2 and 3 of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.




                               PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                              FORM 8-K

a(1) Financial Statements:

     The following consolidated financial statements are incorporated by reference under Part II, Item 8, from the Registrant's 1997 Annual Report to Stockholders:
                                                PAGES OF 1997 ANNUAL
                                              REPORT TO STOCKHOLDERS
                                           INCORPORATED BY REFERENCE

     Report of Ernst & Young LLP, Independent Auditors 25

     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996, and 1995               12

     Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1997, 1996,
       and 1995                                        13

     Consolidated Balance Sheets at December 31, 1997,
       1996, and 1995                                  14

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996, and 1995               15


     Notes to Consolidated Financial Statements      16-24

a(2) Financial Statement Schedules for the years ended Form 10-K
       December 31, 1997, 1996, and 1995:             Page

     Schedule II - Valuation and Qualifying Accounts   18

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

a(3)  Exhibits

      3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference as Exhibit 3.1 to the Registrant's 10-K filing for the period ended December 31, 1987. Amendment of Restated Certificate of Incorporation dated May 15, 1996, incorporated by reference as Exhibit 3.1 to Registrant's 10-K filing for the period ended December 31, 1996.

      3.2 Restated By-laws of the Registrant dated October 21, 1994, incorporated by reference as Exhibit 3.2 to the
      Registrant's 10-K filing for the period ended December 31, 1994.

      4.1 Rights Agreement dated July 21, 1989, between the Registrant and Valley National Bank of Arizona, incorporated by reference as Exhibit 4.2 to the Registrant's 10-K filing for the period ended December 31, 1989.

      9.1 Brown Management Limited Partnership Agreement dated November 11, 1988, among Thomas R. Brown, Jr., Mary B. Brown and Sarah B. Smallhouse, incorporated by reference as Exhibit
      9.3  to  the  Registrant's 10-K filing for  the  period  ended
      December 31, 1988.

      10.1 Registrant's Stock Bonus Plan. Incorporated by reference as Exhibit 10.7 to the Registrant's 10-K filing for the period ended December 31, 1987. Amendment thereof, dated June 27, 1989, incorporated by reference as Exhibit 10.7 to the Registrant's 10-K filing for the period ended December 31, 1989. Amendment to Registrant's Stock Bonus Plan, naming Syrus
      P. Madavi as Co-trustee, dated August 18, 1996, incorporated by reference as Exhibit 10.2 to Registrant's 10-K filing for the period ended December 31, 1996.

      10.2 Lease dated October 1, 1986, between Yugen Kaisha Kato Shoji and Registrant, incorporated by reference as Exhibit
      10.9  to  the  Registrant's 10-K filing for the  period  ended
      December 31, 1986.

      10.3 Lease dated February 28, 1985, between Livingston Development Corporation and the Registrant as amended, incorporated by reference as Exhibit 10.13 to the Registrant's 10-K filing for the period ended December 31, 1984.

      10.4 Lease dated June 1, 1988, between EMBE Leasing Agency Ltd. and Registrant. Translation only incorporated by reference as Exhibit 10.19 to the Registrant's 10-K filing for the period ended December 31, 1988.

      10.5 Restated Burr-Brown Corporation Employee Retirement Plan dated January 1, 1988, incorporated by reference as Exhibit
      10.17  to  the  Registrant's 10-K filing for the period  ended
      December  31,  1994.   Amendment to Employee  Retirement  Plan
      dated July 18, 1996, incorporated by reference as Exhibit 10.9 to the Registrant's 10-K filing for the period ended December 31, 1996.

      10.6 Consent Decree filed with the United States District Court on March 13, 1990, between the United States of America on behalf of the Administrator of the United States Environmental
      Protection    Agency   (EPA)   and   Burr-Brown   Corporation.
      Incorporated by reference as Exhibit 10.32 to the Registrant's 10-K filing for the period ended December 31, 1991.

      10.7 Trust Agreement for Future Investment Trust dated October 12, 1993, between Burr-Brown Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1993.

   10.8 Burr-Brown Corporation 1993 Stock Incentive Plan Amended and Restated through February 16, 1996, incorporated by reference to Exhibit 10.16 to the Registrant's 10-K filing for the period ended December 31, 1996.

   10.9 Future Investment Trust Plan Amended and Restated dated July 18, 1996, incorporated by reference as Exhibit 10.17 to the Registrant's 10-K filing for the period ended December 31, 1996.

   10.10  Burr Brown's Cash Profit Sharing Plan dated  April  21, 1995,
      incorporated by reference  to  Exhibit 10.18   of  the Registrant's
      10-K filing for the period  ended December 31, 1995.

   10.11 Loan Agreement dated January 31, 1996, between Burr-Brown Corporation and Wells Fargo Bank, N.A., incorporated by reference to
      Exhibit 10.19 of the Registrant's 10-K filing for the period ended
      December 31, 1995.   Amendment to Loan Agreement dated November 15,
      1996, incorporated by reference as Exhibit 10.19 to Registrant's 10-K filing for the period ended December 31, 1996. Amendment to Loan Agreement dated December 21, 1997, filed herein.

   13. Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are expressly incorporated by reference to the Annual
      Report Form 10-K, filed herein.

      21. Subsidiaries of the Registrant, filed herein.

      23. Consent of Ernst & Young LLP, Independent Auditors, filed herein.

      24. Power of Attorney, filed herein.

      27. Financial Data Schedules, filed herein.

b. No reports on Form 8-K have been filed during the fourth quarter of 1997.




                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  SYRUS P. MADAVI                         Date:  March 27, 1998
     Syrus P. Madavi
     President and Chief Executive Officer

     J. SCOTT BLOUIN                         Date:  March 27, 1998
     J. Scott Blouin
     Chief Financial Officer


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





Name                   Title                   Date

SYRUS P. MADAVI      President and Chief     March 27, 1998
Syrus P. Madavi      Executive Officer

J. SCOTT BLOUIN      Chief Financial Officer March 27, 1998
J. Scott Blouin

THOMAS R. BROWN, Jr. Chairman of the Board   March 27, 1998
Thomas R. Brown, Jr.

FRANCIS J. AGUILAR   Director                March 27, 1998
Francis J. Aguilar

JOHN S. ANDEREGG, Jr.Director                March 27, 1998
John S. Anderegg, Jr.

MARCELO A. GUMUCIO   Director                March 27, 1998
Marcelo A. Gumucio


                    BURR-BROWN CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of dollars)

                 Years Ended December 31, 1997, 1996, And 1995


COL. A            COL. B       COL. C     COL. D     COL. F
                               Additions  Deductions
                  Balance at   Charges    & Currency Balance
                  Beginning    To Costs   Translation  At End
Classification    Of Period    & Expenses Effect (1) Of Period

1997

Allowance for
Doubtful Accounts   $1,081        $125     $(181)      $1,025

1996

Allowance for
Doubtful Accounts   $1,346         $45     $(310)      $1,081

1995

Allowance for
Doubtful Accounts     $870        $479       $(3)      $1,346





(1)  Uncollectible accounts written off, net of recoveries.


Note:  Column E - Other is zero