Form 10-Q
period 1998-04-04
BURR BROWN CORP
filed 1998-05-19
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                    For the quarterly period ended April 4, 1998

                               or

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

         Common Stock, $0.01 par value 36,553,698 Shares

                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

PART I.   FINANCIAL INFORMATION                           Page #

Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Income, Three
          Months Ended April 4, 1998, and March 29, 1997      3

          Consolidated Balance Sheets, April 4, 1998,
          and December 31, 1997                               4

          Consolidated Statements of Cash Flows, Three
          Months Ended April 4, 1998, and March 29, 1997      5

          Notes to Consolidated Financial Statements          6

Item 2    Management's Discussion and Analysis of Financial
          Condition  and Results  of  Operations              8


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                    12


SIGNATURES

          Signature Page                                      14

PART I.    FINANCIAL INFORMATION



             BURR-BROWN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
        (In thousands except share and per share amounts)

                                               Three Months Ended
                                               Apr. 4,    Mar. 29,
                                                1998        1997
Net Revenue                                    $68,685     $54,772
Cost of Goods Sold                              33,087      27,400
                                                ------      ------
Gross Margin                                    35,598      27,372
% of revenue                                       52%         50%
Expenses:
Research & Development                           9,810       7,219
% of revenue                                       14%         13%
Sales, Marketing, General and Administrative    12,131      11,546
% of revenue                                       18%         21%
                                                ------      ------
Total Operating Expenses                        21,941      18,765
% of revenue                                       32%         34%
Income from Operations                          13,657       8,607
% of revenue                                       20%         16%
Interest Expense                                    93         102
Other (Income) Expense                            (959)       (883)
                                                ------       -----
Income Before Income Taxes                      14,523       9,388
% of revenue                                       21%         17%
Provision for Income Taxes                       4,357       2,816
Effective Tax Rate                                 30%         30%
                                               -------      ------
Net Income                                     $10,166      $6,572
% of revenue                                       15%         12%


Basic Earnings per Common Share                  $0.28        $0.18
Shares used in basic per share calculation      36,448       35,799
Diluted Earnings per Common Share                $0.27        $0.17
Shares used in diluted per share calculation    38,359       37,853

See Notes to Consolidated Financial Statements.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                      (In thousands of dollars)

                                               Apr. 4,   Dec. 31,
                                                 1998      1997
ASSETS
Current Assets
    Cash and Cash Equivalents                  $71,941   $54,284
    Trade Receivables                           59,042    55,689
    Inventories                                 46,496    44,533
    Deferred Income Taxes                        7,941     7,973
    Other                                       12,842    10,069
                                               -------   -------
    Total Current Assets                       198,262   172,548
Long-Term Investments                           32,679    44,767
Land, Buildings and Equipment
    Land                                         3,413     3,418
    Buildings and Improvements                  25,596    25,690
    Equipment                                  149,168   145,411
                                               -------   -------
                                               178,177   174,519
    Less Accumulated Depreciation             (98,476)   (95,053)
                                               ------     ------
                                                79,701    79,466
Other Assets                                     2,519     2,607
                                               -------   -------
                                              $313,161  $299,388

LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
    Notes Payable                              $14,606    $9,991
    Accounts Payable                            19,311    18,203
    Accrued Expenses                             5,256     4,678
    Accrued Employee Compensation
      and Payroll Taxes                          5,875     9,299
    Deferred Profit from Distributors            8,400     8,318
    Income Taxes Payable                         6,553     7,370
    Current Portion of Long-Term Debt              760       672
                                                ------    ------
    Total Current Liabilities                   60,761    58,531
Long-Term Debt                                   1,190     1,482
Deferred Income Taxes                            3,693     3,774
Other Long-Term Liabilities                        837       685
Stockholders' Equity
    Preferred Stock                                  -         -
    Common Stock                                   382       380
    Additional Paid-In Capital                  97,476    94,779
    Retained Earnings                          159,656   149,915
    Accumulated Other Comprehensive Income         705     1,381
    Treasury Stock                             (11,539)  (11,539)
                                               -------   -------
                                               246,680   234,916
                                              --------  --------
                                              $313,161  $299,388

See Notes to Consolidated Financial Statements.




             BURR-BROWN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                    (In thousands of dollars)

                                             Apr. 4,       Mar. 29,
                                               1998          1997
OPERATING ACTIVITIES:
Net Income                                   $10,166        $6,572
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                3,956         3,144
  Amortization of Deferred Gain                    -          (374)
  Benefit from Deferred Income Taxes            (158)          (95)
  Increase (Decrease) in Deferred Profit
  from Distributors                               82          (138)
  Other                                         (235)          (60)
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Trade Receivables    (4,455)       (5,553)
  (Increase) Decrease in Inventories          (2,265)       (2,525)
  (Increase) Decrease in Other Assets         (2,849)       (2,078)
  Increase (Decrease) in Accounts Payable       1,315        3,043
  Increase (Decrease) in Accrued Expenses
  and Other Liabilities                        (3,317)         411
                                              ---------    --------
Net Cash Provided by Operating Activities       2,240        2,347

INVESTING ACTIVITIES:
Purchases of Investments                       (3,568)           -
Maturities of Investments                      15,648        8,423
Purchases of Land, Buildings and Equipment     (4,396)      (6,167)
Proceeds from Sale of Equipment                   101            -
                                               -------      -------
Net Cash Provided by Investing Activities       7,785        2,256

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
Borrowings                                      5,012            -
Payments on Short-Term and Long-Term
Borrowings                                       (156)      (5,416)
Proceeds from Capital Stock Activity, Net       2,274          378
                                               -------      -------
Net CashProvided by (Used In) Financing
Activities                                      7,130       (5,038)

Effect of Exchange Rate Changes                   502         (658)
                                               -------      -------
Increase (Decrease) in Cash and Cash
Equivalents                                    17,657       (1,093)

Cash and Cash Equivalents at Beginning
of Year                                        54,284       38,433
                                              --------     --------

Cash and Cash Equivalents at End of
Three Months                                   71,941       37,340


See Notes to Consolidated Financial Statements.


            BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 4, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements. References to share and per share amounts have been restated to reflect a three-for-two stock split effective April, 1997, as well as a three-for-two stock split declared on February 23, 1998 and distributed on March 20, 1998 to stockholders of record on March 6, 1998.
Fractional shares were paid in cash to those stockholders whose shares on the record date were not evenly divisible by two.


Shares used in the per common share calculation follow:

                                        Apr. 4,     Mar. 29,
                                          1998        1997
    Weighted average common shares
       outstanding                       36,448      35,799
    Dilutive effect of stock
       options outstanding using
       the Treasury Stock Method          1,911       2,054
                                         ------      ------
    Shares used in computed Diluted
       Earnings Per Share                38,359      37,853


3.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in Other Comprehensive Income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, for the quarters ended April 4, 1998 and March 29, 1997 are as follows:


                                         Apr. 4,      Mar. 29,
                                           1998         1997
   Net income                            $10,166       $6,572
   Unrealized gain/(loss) on
   investments                               (83)        (291)
   Foreign currency translation
   adjustments                              (593)      (1,153)
                                          -------      -------
   Comprehensive income                   $9,490       $5,128

The components of accumulated other comprehensive income, net of related tax, at April 4, 1998 and December 31, 1997 are as follows:

                                         Apr. 4,      Dec. 31,
                                          1998          1997
   Unrealized gain on investments         $110          $193
   Foreign currency translation
   adjustments                             595         1,188
                                          ----        ------
   Accumulated other comprehensive
   income                                 $705        $1,381


4. INVENTORIES

Inventories consist of the following:

                                       Apr. 4,       Dec. 31,
                                        1998          1997
       Raw Material                    $11,368        $9,608
       Work-in-Process                  21,658        22,719
       Finished Goods                   13,470        12,206
                                       -------       -------
                                       $46,496       $44,533

5. TAX RATE

The  effective  tax rate for 1998 is estimated  to  be  30%.  The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation and tax credits.


6. SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.



             BURR-BROWN CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Factors Affecting Future Results."


RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was $10.2 million or $.27 per diluted share. This compares to net income of $9.8 million or $.26 per diluted share for the preceding quarter and to net income of $6.6 million or $.17 per diluted share for the year ago quarter.

First quarter new order bookings were up significantly over the same quarter a year ago and were also ahead of bookings in the fourth quarter of 1997. All regions were up over last year. Sequentially, Southeast Asia and Europe showed the most improvement; Japan and the U.S. were the weakest. The quarter's book-to-bill ratio was above unity.

  First quarter 1998 revenue of $68.7 million was up 25% over the first quarter of 1997 but flat compared to the fourth quarter of 1997. The continuation of a mix shift toward higher volume products introduced capacity bottlenecks in the Tucson factory. Japan revenue, as expected, was below the prior quarter due to seasonal factors. Sales into Europe were up 17% over last quarter as this region appears to be gaining economic momentum.

Gross margin for the quarter was 51.8% of revenue, continuing a trend of gross margin expansion. The shift to higher volume products and a weaker Japanese Yen reduced total average selling price by 6% from the prior quarter. The shift to higher volume products improved operating efficiencies. Capacity bottlenecks are currently being addressed in order to bring shipments in line with higher levels of customer demand. Mix continues to shift toward higher volume products with lower average selling prices without having an adverse effect on aggregate gross margin. This is consistent with the Company's strategy to offer high performance analog and mixed signal ICs for high volume, fast growing, emerging applications. Gross margin improvements are expected to accelerate as revenue growth accelerates.

Operating expense growth was actively constrained given the factory capacity situation. Hiring was deferred and expenses not essential to increasing revenue, improving customer service or the new product development process were postponed until later in the year. Total operating expenses compared to the year ago quarter increased $3.2 million. This increase was primarily in the Research and Development (R&D) area. Total operating expenses at $21.9 million were only slightly above the prior quarter. Sales, Marketing, and General and Administrative (SMG&A) expenses were flat sequentially. An increase in the momentum of the new product development effort caused R&D expenses to increase by $300 thousand over the fourth quarter of 1997. The Company plans to modulate operating expense growth increases in revenue and by established spending models. It is the Company's intention to maintain investment in R&D at approximately 14% of sales and to maintain SMG&A at 18% of revenue or lower. This reflects our continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth while driving SMG&A expenses to levels more consistent within the industry.

First quarter operating income of $13.7 million or 20% of revenue was an improvement over both the previous quarter and the year ago quarter. Operating profit increased by nearly 58.7% over the year ago quarter on a 25% increase in revenue.

Other income, primarily interest income on invested cash, was higher than the previous quarter. The first quarter of 1998's effective tax rate remains at the 1997 rate of 30% and slightly below the planned rate of 31%. This difference reflects the current projection of a more favorable distribution of income from the various tax jurisdictions in which the Company operates. The Company's effective tax rate is lower than the U.S. statutory rate due to benefits from tax exempt investment income, a foreign sales corporation and tax credits.

Net income for the quarter of $10.2 million was $400 thousand or 4% ahead of last quarter. As compared to the first quarter of 1997, net income was up 55% on a 25% increase in revenue. The Company's goal is to improve profit performance through continued gross margin expansion, by continued constraint on SMG&A expenses and by revenue growth. The Company's strategy is to achieve revenue growth through R&D investments, increased penetration of traditional markets such as industrial process control and test and instrumentation, and expanded participation in new, emerging markets such as communications, digital audio and video, and computing and multimedia.

FOREIGN OPERATIONS

International markets constitute a majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions whenever possible and by the purchase of forward foreign exchange and option contracts to hedge its foreign currency net accounts receivable due from the international subsidiaries. In addition, the Company has entered into forward contracts and option contracts against anticipated foreign exchange cash flows. These contracts are in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first quarter of 1997, the effect of foreign exchange rate changes had approximately a 4% unfavorable impact on first quarter 1998 revenue. Hedging activity resulted in a much smaller unfavorable impact on net income.

FINANCIAL CONDITION

The Company's financial position remains very sound. During the first quarter of 1998, cash and investments increased by $6 million despite capital expenditures of $4.4 million, a nearly $3 million increase in accounts receivable and a $2 million inventory increase. Net inventories increased by $2 million or 4.4% during the quarter. This was due to capacity bottlenecks in the Tucson factory and the purchase of foundry wafers in anticipation of future demand primarily at the Japan subsidiary. Although inventory turns degraded slightly, this ratio remains much improved as compared to recent history. Accounts receivable days sales outstanding lengthened to 81 days from 77 days. Much of this increase is driven by non-linearity of shipments, especially in Asia. Payment performance also has degraded slightly. Reducing the Company's investment in outstanding receivables is a prime financial objective for 1998.

Capital expenditures totaled $4.4 million for the first quarter. Total 1998 capital expenditures are expected to be in the range of $28 to $34 million. A major portion of first quarter capital expenditures target automated test equipment, test handlers and other backend assembly and test equipment. This is driven in large measure by the mix shift to higher volume products and by the strategy to improve assembly and test efficiency. This equipment is intended to reduce the capacity constraints that impacted first quarter revenue.

At April 4, 1998, total debt was $16.6 million of which $2.0 million was term debt. This represented a $4.5 million increase over total debt at December 31, 1997. All of the total debt was held in Japan and represented an interest rate arbitrage for the Company. In addition to term debt, credit facilities of approximately $36.6 million, including overdraft credit facilities with both domestic and international banks, were available to the Company, of which approximately $14.6 million or 39.9% was utilized at April 4, 1998. The current ratio improved to 3.26 at April 4, 1998 from 2.95 at December 31, 1997. The debt-to-equity ratio declined from .05 at 1997's year-end to .07 at first quarter-end. Stockholders' equity increased by $11.8 million or 5% over 1997's year-end.

Given  both  the  current  cash  position  and  available  credit
facilities,  Management  believes  the  Company  has   sufficient
capital resources available to meet its requirements for the foreseeable future.

YEAR 2000 ISSUE

The Company has commenced a Year 2000 date conversion project to assess possible impact of Year 2000 issues on its business. However, the major operating internal software systems of the Company are fairly new and therefore Year 2000 compliant. The Company is looking at (a) its internal information and operating systems, and (b) possible effects on the Company of third parties' failure to fix their own Year 2000 issues. A plan has been formulated to convert other minor systems to be Year 2000 compliant. The rest of the evaluation by the Company has not been completed and expected future costs cannot be estimated at this time. There can be no assurance that Year 2000 compliance issues will not have an adverse affect on the Company's future operating results.




FACTORS AFFECTING FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit and profitability, including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the United States and international markets, the timing of new product introductions, availability of wafers and other materials and services, fluctuations in manufacturing yields and the continued service of key management, employees and providers. The Company has experienced significant fluctuations in operating results in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The fabrication of integrated circuits is a highly complex and precise process. Manufacturing yields can be impacted by a variety of factors, many of which are outside the Company's control. A large portion of the Company's manufacturing costs are relatively fixed and consequently the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition, cash flows, and results of operations would be materially and adversely affected. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company intends to increase its manufacturing capacity at some future point. Although the Company has internal capability to produce wafers for many of its products, it is dependent on outside wafer fabs for a significant portion of its wafer supply. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from external fabs due to quality and yield problems and capacity constraints. If these outside wafer foundries are not able to produce required supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the quantities of products produced by these foundries could be adversely affected. In addition, the Company relies on domestic and international subcontractors to perform assembly, packaging and testing services. Disruption of these services could adversely affect the Company's operations.

The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the
Company's operating results. A substantial portion of the Company's revenue is attributable to sales in Japan and Southeast Asia. Although the recent economic instability in certain Asian countries has not yet had a significant impact on the Company, there can be no assurance that this instability will not have a material adverse effect on the Company's business, financial condition, cash flows or operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers.

The  Company  may  in  the  future  be  subject  to  or  initiate intellectual property litigation in the United States or elsewhere, which can demand significant financial and management resources. There can be no assurance that infringement claims by third parties will not be asserted against the Company in the future or that such assertions, if proven to be true, will not materially adversely effect the Company's business, financial condition, cash flows or operating results. Any litigation relating to the intellectual property rights, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition, cash flows or operating results.

The Company's success depends upon its ability to develop new products for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. The development of new products is highly complex, and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, product obsolescence and heightened international competition in many markets. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution, and other resources, broader product lines and longer standing relationships with customers than the Company. In the event of a downturn in the market for analog circuits, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.   Exhibits

   3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1997. Amendment to Restated Certificate of
            Incorporation dated May 15, 1996, incorporated by reference to Exhibit 3.1 of the Registrant's 10-K filing for the period ended December 31, 1996.

      3.2   Restated By-laws of the Registrant dated October  21,
            1994, incorporated by reference to Exhibit 3.2 of the Registrant's 10-K filing for the period ended December 31, 1994.

      4.1   Rights  Agreement dated July 21,  1989,  between  the
            Registrant and Valley National Bank of Arizona, incorporated by reference to Exhibit 4.2 of the Registrant's 10-K for the period ended December 31, 1989.

      9.1 Brown Management Limited Partnership Agreement dated November 11, 1988, among Thomas R. Brown, Jr., Mary B. Brown and Sarah B. Smallhouse, incorporated by reference to Exhibit 9.3 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.1   Registrant's Stock Bonus Plan, incorporated by reference
            to Exhibit 10.7 of the Registrant's 10-K filing for the period ended December 31, 1987. Amendments thereof, dated June 27, 1989, incorporated by reference to Exhibit
            10.7 of the Registrant's 10-K filing for the period ended December 31, 1989. Amendment to Registrant's Stock Bonus Plan, naming Syrus P. Madavi as Co-trustee, dated August 18, 1996, incorporated by reference to Exhibit 10.2 of the Registrants 10-K filing for the period ended December 31, 1996.

     10.2 Lease dated October 1, 1986, between Yugen Kaisha Kato Shoji and Registrant, incorporated by reference to Exhibit
            10.9 of the Registrant's 10-K filing for the period ended December 31, 1986.

     10.3 Lease dated February 28, 1985, between Livingston Development Corporation and the Registrant as amended, incorporated by reference to Exhibit 10.13 of the Registrant's 10-K filing for the period ended December 31, 1984.

     10.4 Lease dated June 1, 1988, between EMBE Leasing Agency Ltd. and Registrant, translation only incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1988.

     10.5   Restated  Burr-Brown  Employee  Retirement  Plan   dated
            January  1,  1988,  incorporated by  reference  to  Exhibit
            10.17 to the Registrant's 10-K filing for the period ended December 31, 1994. Amendment to Employee Retirement Plan dated July 18, 1996, incorporated by reference to
            Exhibit 10.9 of the Registrant's 10-K filing for the period ended December 31, 1996.

     10.6   Consent  Decree  filed  with the United  States  District
            Court on March 13, 1990, between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation, incorporated by reference to Exhibit
            10.32 of the Registrant's 10-K filing for the period ended December 31, 1991.

     10.7 Trust Agreement for Future Investment Trust dated October 12, 1993, between Burr-Brown Corporation and First Interstate Bank of Arizona, incorporated by reference to
            Exhibit 10.37 of the Registrant's 10-K filing for the period ended December 31, 1993.

     10.8   Burr-Brown  Corporation  1993  Stock  Incentive  Plan  as
            Amended and Restated through March 20, 1998, filed herein.

     10.9 Future Investment Trust Plan Amended and Restated dated July 18, 1996, incorporated by reference as Exhibit 10.17 to the Registrant's 10-K filing for the period ended December 31, 1996.

     10.10 Burr Brown's Cash Profit Sharing Plan dated April 21, 1995, incorporated by reference to Exhibit 10.18 of the Registrant's 10-K filing for the period ended December 31, 1995.

     10.11 Loan Agreement dated January 31, 1996, between Burr-Brown Corporation and Wells Fargo Bank, N.A. (fka First Interstate Bank of Arizona, N.A.,) incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the
            period  ended December 31, 1995.   Amendments  to Loan
            Agreement dated November 15, 1996 and December 21, 1997, incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1996.

     10.12 Burr-Brown Corporation's Employee Stock Purchase Plan incorporated by reference to the Registrant's Proxy Statement filed March 24, 1998.

      27.   Financial Data Schedule, filed herein.

 b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended April 4, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  J. SCOTT BLOUIN
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date:   May 15, 1998