Form 10-Q
period 1998-07-04
BURR BROWN CORP
filed 1998-08-18
CIK 715577

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended July 4, 1998

                               or

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

           Common Stock, $0.01 par value 36,702,485 Shares


                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

      PART  I.    FINANCIAL INFORMATION                         Page #
       Item 1  Financial Statements (Unaudited)

               Consolidated Statements of Income, Three and Six
               Months Ended July 4, 1998, and June 28, 1997        3

               Consolidated Balance Sheets, July 4, 1998,
               and December 31, 1997                               4

               Consolidated Statements of Cash Flows, Six
               Months Ended July 4, 1998, and June 28, 1997        5

               Notes to Consolidated Financial Statements          6

       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 9


     PART II.  OTHER INFORMATION

       Item 4  Submission of Matters to a vote to Security
               Shareholders                                       12

       Item 6  Exhibits and Reports on Form 8-K                   13


     SIGNATURES

               Signature Page                                     13

















PART I.  FINANCIAL INFORMATION



                  BURR-BROWN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
             (In thousands except share and per share amounts)

                              Three Months Ended     Six Months Ended


                              Jul. 4,    Jun. 28     Jul. 4,    Jun. 28
                               1998        1997       1998        1997
Net Revenue                  $ 66,518    $62,505     $135,203   $117,277
% increase (decrease) in
revenue over prior year            6%         7%          15%       (2%)
Cost of Goods Sold             31,997     31,237       65,084     58,637
Gross Margin                   34,521     31,268       70,119     58,640
% of revenue                      52%        50%          52%        50%
Expenses:
Research & Development          9,970      7,952       19,780     15,171
% of revenue                      15%        13%          15%        13%
Sales, Marketing, General
and Administrative             12,343     13,071       24,474     24,617
% of revenue                      19%        21%          18%        21%
Total Operating Expenses       22,313     21,023       44,254     39,788
% of revenue                      34%        34%          33%        34%
Income from Operations         12,208     10,245       25,865     18,852
% of revenue                      18%        16%          19%        16%
Interest Expense                  108        113          201        215
Other (Income) Expense          (789)      (936)      (1,748)    (1,819)
Income Before Income Taxes     12,889     11,068       27,412     20,456
% of revenue                      19%        18%          20%        17%
Provision for Income Taxes      3,455      3,321        7,812      6,137
Effective Tax Rate                27%        30%          28%        30%
Net Income                    $ 9,434    $ 7,747     $ 19,600   $ 14,319
% of revenue                      14%        12%          14%        12%
Basic Earnings per
Common Share                  $  0.26    $  0.22      $  0.54    $  0.40
Shares used in basic per
share calculation (1)          36,660     35,974       36,554     35,887

Diluted Earnings per
Common Share                 $   0.25    $  0.20      $  0.51    $  0.38
Shares used in diluted per
share calculation (1)          38,505     37,905       38,434     37,706

(1) Common share information reflects a 3 for 2 stock split effective March, 1998.

See Notes to Consolidated Financial Statements.





                   BURR-BROWN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (In thousands of dollars)

                                            Jul. 4,     Dec. 31,
                                             1998         1997
ASSETS
Current Assets
       Cash and Cash Equivalents            $ 84,219     $ 54,284
       Trade Receivables                      61,037       55,689
       Inventories                            43,445       44,533
       Deferred Income Taxes                   7,892        7,973
       Other                                  13,553       10,069
       Total Current Assets                  210,146      172,548

Long-Term Investments                         26,103       44,767
Land, Buildings and Equipment
       Land                                    4,146        3,418
       Buildings and Improvements             25,586       25,690
       Equipment                             154,710      145,411
                                             184,442      174,519
       Less Accumulated Depreciation       (100,860)     (95,053)
                                              83,582       79,466
Other Assets                                   2,455        2,607
                                           $ 322,286     $299,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Notes Payable                        $ 14,535     $  9,991
       Accounts Payable                       19,078       18,203
       Accrued Expenses                        4,923        4,678
       Accrued Employee Compensation and
         Payroll Taxes                         5,677        9,299
       Deferred Profit from Distributors       8,971        8,318
       Income Taxes Payable                    5,579        7,370
       Current Portion of Long-Term Debt         713          672
       Total Current Liabilities              59,476       58,531

Long-Term Debt                                   984        1,482
Deferred Income Taxes                          3,966        3,774
Other Long-Term Liabilities                      763          685
Stockholders' Equity
       Preferred Stock                            -            -
       Common Stock                              384          380
       Additional Paid-In Capital             98,748       94,779
       Retained Earnings                     169,080      149,915
       Accumulated Other Comprehensive
         Income                                  428        1,381
       Treasury Stock                       (11,543)     (11,539)
                                            --------     --------
                                             257,097      234,916
                                            --------     --------
                                           $ 322,286    $ 299,388

See Notes to Consolidated Financial Statements.




                  BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (In thousands of dollars)

                                                 Six Months Ended
                                                Jul. 4,    Jun. 28,
                                                 1998        1997
OPERATING ACTIVITIES:
Net Income                                      $ 19,600    $ 14,319
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
     Depreciation and Amortization                 7,965       6,381
     Amortization of Deferred Gain                    -        (748)
     Provision for (Benefit from)                              (594)
     Deferred Income Taxes                           141
     Increase (Decrease) in Deferred
     Profit from Distributors                        653         962
     Other                                         (116)       (377)
Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Trade Receivables    (6,844)    (13,173)
     (Increase) Decrease in Inventories              495     (1,144)
     (Increase) Decrease in Other Assets         (3,702)     (3,383)
     Increase (Decrease) in Accounts Payable       1,308     (1,832)
     Increase (Decrease) in Accrued Expenses
       and Other Liabilities                     (4,567)       1,484

Net Cash Provided By Operating Activities         14,933       1,895

INVESTING ACTIVITIES:
Purchases of Investments                         (8,596)    (19,396)
Maturities of Investments                         27,169      25,651
Purchases of Land, Buildings, and Equipment     (12,430)    (12,123)
Proceeds from Sale of Equipment                      138          23

Net Cash Provided by (Used in) Investing
Activities                                         6,281     (5,845)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
  Borrowings                                       5,606          -
Payments on Short-Term and Long-Term
  Borrowings                                       (308)     (3,800)
Proceeds from (Payments for) Capital Stock
  Activity, Net                                    3,534       1,859

Net Cash Provided By (Used In) Financing
  Activities                                       8,832     (1,941)

Effect of Exchange Rate Changes                    (111)        (19)

Increase (Decrease) in Cash and Cash
  Equivalents                                     29,935     (5,910)

Cash and Cash Equivalents at Beginning of Year    54,284      38,433

Cash and Cash Equivalents at End of Six Months  $ 84,219    $ 32,523

See Notes to Consolidated Financial Statements.





            BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 4, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

Shares used in the per common share calculation for the three months ended July 4, 1998 and June 28, 1997 are as follows:

                                               Jul. 4,    Jun. 28,
                                                1998        1997

Weighted average common shares outstanding     36,660      35,974
Dilutive effect of stock options outstanding
   using the Treasury Stock Method              1,845       1,931
Shares used in computed Diluted Earnings
   Per Share                                   38,505      37,905


Shares used in the per common share calculation for the six months ended July 4, 1998 and June 28, 1997 are as follows:

                                               Jul. 4,    Jun. 28,
                                                1998        1997

Weighted average common shares outstanding     36,554      35,887
Dilutive effect of stock options outstanding
   using the Treasury Stock Method              1,880       1,819
Shares used in computed Diluted Earnings
   Per Share                                   38,434      37,706



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

The components of comprehensive income, net of related tax, for the three months ended July 4, 1998 and June 28, 1997 are as follows:

                                             Jul. 4,     Jun. 28,
                                               1998        1997

Net Income                                    $9,434      $7,747
Unrealized gain/(loss)on investments            (49)       (143)
Foreign currency translation adjustments       (228)         638
Comprehensive income                          $9,157      $8,242


The components of comprehensive income, net of related tax, for the six months ended July 4, 1998 and June 28, 1997 are as follows:

                                             Jul. 4,     Jun. 28,
                                              1998         1997

Net Income                                   $19,600     $14,319
Unrealized gain/(loss)on investments           (132)       (434)
Foreign currency translation adjustments       (821)       (515)
Comprehensive income                         $18,647     $13,370


The components of accumulated other comprehensive income, net of related tax, at July 4, 1998 and December 31, 1997 are as follows:

                                             Jul. 4,     Dec. 31,
                                              1998         1997

Unrealized gain on investments                $  61       $  193
Foreign currency translation adjustments        367        1,188
Accumulated other comprehensive income        $ 428       $1,381




4. INVENTORIES

Inventories consist of the following:

                                             Jul. 4,    Dec. 31,
                                              1998        1997

       Raw Material                          $10,039     $9,608
       Work-in-Process                        19,500     22,719
       Finished Goods                         13,906     12,206
                                             $43,445    $44,533


5.   TAX RATE

The Company's effective income tax rate for 1998 decreased from 30% to 28.5% during the second quarter. The decrease was mainly due to the favorable effect of recently enacted Arizona tax legislation and a projected increase in tax exempt investment income. The Company's effective tax rate is lower than the U.S. statutory rate due to benefits from tax exempt investment income, a foreign sales corporation, and tax credits.



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


7. FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement no later than January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair market value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

The Company may periodically enter into foreign currency option contracts to offset certain probable, anticipated, but not firmly committed foreign currency transactions related to the sales of products. These foreign currency option contracts are designated and effective as hedges of anticipated foreign currency sales transactions, and accordingly, the premium costs are amortized over the life of the option contract and any realized gains associated with these contracts are deferred until such time as the underlying transactions are recognized, at which time the realized gains are recorded. As of July 4, 1998, the Company had two outstanding foreign currency option contracts denominated in Yen with expiration dates through December 1998.




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


RESULTS OF OPERATIONS

Net income for the second quarter of 1998 was $9.4 million or $.25 per diluted share. This compares to net income of $10.2 million or $.27 per diluted share for the preceding quarter and to net income of $7.7 million or $.20 per diluted share for the same quarter of 1997. Net income for the first six months of 1998 was $19.6 million or $.51 per diluted share. This compares to $14.3 million or $.38 per diluted share for the same period in 1997.

Second quarter revenue at $66.5 million was up 6.4% over the second quarter in 1997 but slightly down from the first quarter in 1998. As compared to last quarter, sales into the domestic distribution channel and into the Southeast Asian region declined most significantly. This is consistent with observed industry conditions. Given its concentration in the Southeast Asia region, the digital audio product line accounted for much of the sequential decline in revenue. For the first six months of 1998, revenue at $135.2 million increased by 15.3% over the same period of last year. With the exception of Japan, revenue from all regions increased during this period.

Gross margin for the quarter was 51.9% of revenue, continuing a trend of gross margin expansion. As compared to the prior quarter, aggregate average selling prices increased during the second quarter. Product mix was favorable due to lower digital audio sales and lower sales into the distribution channel. During the second quarter, capacity was increased in the Tucson factory. The wafer fab began seven day operations and automatic test equipment was added in the Tucson and Atsugi factories and at subcontractors. Lower yields negatively impacted manufacturing cost. For the first six months of 1998, gross margin was 51.9% of revenue compared to 50.0% for the same period in 1997. Mix continues to shift toward higher volume products with lower average selling prices without having an adverse effect on aggregate gross margin. This is consistent with the Company's strategy to offer high performance analog and mixed signal ICs for high volume, fast growing, emerging applications. Gross margin improvements should be realized if there is an acceleration of revenue growth.

Operating   expense  growth  was  actively  constrained  given   the
uncertainty in demand. During the second quarter, hiring was deferred and expenses not essential to increasing revenue, improving customer service or new product development were postponed until later in the year. Total operating expenses at $22.3 million were only slightly above the prior quarter. Sales, Marketing and General & Administrative (SMG&A) expenses increased by $212,000 sequentially. An increase in the momentum of the new product development efforts caused Research and Development (R&D) expenses to increase by $160,000 over the first quarter of 1998. At $44.3 million, operating expenses for the first six months of 1998 increased by 11.2% on a revenue increase of 15.3% over the same period last year. During the first six months of 1998, R&D spending increased by 30.4% while SMG&A spending declined. It is the Company's intention to maintain investment in R&D at approximately 14% of revenue and to maintain SMG&A at 18% or less of revenue. This reflects the Company's continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth, while maintaining SMG&A expenses at levels consistent with industry practice.

Second quarter operating income of $12.2 million or 18.4% of revenue, improved by 19.2% over the second quarter of 1997. This improvement was due to operating leverage from increased revenue and improved gross margin and partially offset by a modest increase in operating expenses. As compared to the prior quarter, operating income declined due to lower revenue. For the first six months of 1998, operating income increased by 37.2% on a revenue increase of 15.3% over the same period in 1997.

Other income, primarily interest income on invested cash, was slightly unfavorable to the same period last year due to net costs incurred in our foreign exchange hedging strategy. The net effect of this strategy was an increase to net income of more than $200,000. The full year 1998 tax rate is now expected to be 28.5% as compared to the 1997 rate of 30%. This reduction is due to the expanded use of tax advantaged investment instruments and recent, favorable Arizona state tax legislation.

As compared to last year, second quarter 1998 net income was up 21.8% on a 6.4% increase in revenue. Year to date, net income increased by 36.9% on a revenue increase of 15.3%. The Company's goal is to improve profit performance through continued gross margin expansion, by continued constraint on SMG&A expenses and by revenue growth. The Company's strategy is to achieve revenue growth through R&D investments, increased penetration of traditional markets such as industrial process control and test and instrumentation, and expanded participation in new, emerging markets such as communications, digital audio and video, and computing and multimedia.

FOREIGN OPERATIONS

International markets constitute a majority source of the Company's revenues. The resulting transactions have exchange rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's foreign operations, dollar-based or dollar-indexed sales transactions whenever possible and by the purchase of forward foreign exchange and option contracts to hedge its foreign currency sales transactions with international subsidiaries. In addition, the Company historically enters into forward contracts and option contracts against anticipated foreign exchange cash flows. These contracts have historically been in three primary currencies: Japanese Yen, British Pounds and German Marks. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first half of 1997, the effect of foreign exchange rate changes had approximately a 4.1% unfavorable impact on 1998 year to date revenue.

FINANCIAL CONDITION

The Company's balance sheet remains sound. At July 4, 1998, cash, cash equivalents and investments increased by nearly $11.3 million despite capital expenditures of $12.4 million and a $5.3 million increase in accounts receivable.

Net inventories declined by $3.1 million or 6.6% during the quarter. This decline was almost exclusively in externally purchased items. Inventory of internally produced product increased as capacity and output started to exceed demand. The inventory to sales ratio declined to 65% from 68% last quarter, continuing a trend of improving inventory utilization.

Accounts receivable days sales outstanding lengthened to 84 days from 81 days in the preceding quarter. Much of this increase is driven by non-linearity of shipments, especially in Asia.

Capital expenditures totaled $8.0 million for the second quarter and $12.4 million year to date. A major portion of capital expenditures target automatic test equipment, test handlers and other backend assembly and test equipment. This is driven in large measure by the mix shift to higher volume products and by the strategy to improve assembly and test efficiency. This equipment will reduce the capacity constraints which impacted first quarter, 1998 revenue. Capital expenditures for the full 1998 year are expected to total between $30 and $35 million.

At July 4, 1998, total debt was $16.2 million of which $1.7 million was term debt. This represented a $4.1 million increase over total debt at December 31, 1997. All of the term debt was held in Japan and represented an interest rate arbitrage for the Company. In addition to term debt, credit facilities of approximately $36.6 million, including overdraft credit facilities with both domestic and international banks, were available to the Company. At July 4, 1998, $14.5 million was borrowed against such credit facilities, or such credit facilities were 39.7% utilized. The current ratio improved from 2.95:1 at December 31, 1997, to 3.53:1 at July 4, 1998. The debt-to-equity ratio increased slightly from .05 at 1997's fiscal year-end to .06 at 1998's second quarter-end. Stockholder's equity increased by $22.2 million or 9.4% from December 31, 1997 to July 4, 1998, and increased by $10.4 million or 4.2% from April 4, 1998 to July 4, 1998.

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

The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. A substantial portion of the Company's revenue is attributable to sales in Japan and Southeast Asia. There can be no assurance that the recent economic instability in Japan and Southeast Asia will not have a material adverse effect on the Company's business, financial condition, cash flows or operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers.

The Company has in the past been, and may in the future be, subject to or initiate intellectual property litigation in the United States or elsewhere, which can demand significant financial and management resources. From time to time, third parties assert that the Company is infringing intellectual property rights of such parties. There can be no assurance that infringement claims by third parties will not be asserted against the Company in the future or that such assertions, if proven to be true, will not materially adversely effect the Company's business, financial condition, cash flows or operating results. Any litigation relating to the intellectual property rights, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition, cash flows or operating results.

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

a.   The Annual Meeting of Shareholders was held April 24, 1998.

b.   The following Directors were elected to serve until the next
     Annual Meeting and until their successors are duly elected and qualified. Total shares entitled to vote were 24,364,286 with 22,629,226 shares voted (93%).

     The Directors are as follows:

               NOMINEE                      FOR         WITHHELD

          Thomas R. Brown, Jr.           22,588,923      40,303
          Syrus P. Madavi                22,590,493      38,733
          John S. Anderegg, Jr.          22,585,895      43,331
          Francis J. Aguilar             22,588,623      40,603
          Marcelo A. Gumucio             22,589,368      39,858


c.   The shareholders approved an amendment to the Company's 1993
     Stock Incentive Plan to increase the authorized shares by an additional 3,000,000 shares.

     Voting on this resolution were 11,492,911 shares for, 9,492,794 shares against, and 11,157 shares not voted.

d.   The shareholders approved the 1998 Employee Stock Purchase
     Plan.

     Voting on this resolution were 20,946,858 shares for, 32,264 shares against, and 17,740 shares not voted.

e. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the Company for the ensuing fiscal year.

     Voting on this resolution were 22,610,262 shares for, 10,257 shares against, and 8,707 shares not voted.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits


   27.  Financial Data Schedule.

b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended July 4, 1998.






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     Registrant

By:  J. SCOTT BLOUIN
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date:   August 17, 1998