Form 10-Q
period 1998-10-03
BURR BROWN CORP
filed 1998-11-17
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
------    Securities Exchange Act of 1934

          For  the  quarterly period ended October  3,1998

                               or

------ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
     (Exact name of registrant as specified in its charter)

     Delaware                                    86-0445468
  ---------------------                   ----------------------
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

                        Yes   X       No
                             ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

         Common Stock, $0.01 par value 36,869,175 Shares


                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

PART I.  FINANCIAL INFORMATION                             Page #

Item 1   Financial Statements (Unaudited)

         Consolidated Statements of Income, Three and Nine
         Months Ended October 3,1998,and September 27,1997      3

         Consolidated Balance Sheets, October 3,1998,
         and December 31, 1997                                  4

         Consolidated Statements of Cash Flows, Nine
         Months Ended October 3,1998,and September 27,1997      5

         Notes to Consolidated Financial Statements             6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    9


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                      14


         SIGNATURES

         Signature Page                                        14





PART I.  FINANCIAL INFORMATION



         BURR-BROWN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME
                      (Unaudited)
        (In thousands except per share amounts)

                               Three Months Ended     Nine Months Ended

                                Oct.3,    Sep.27,     Oct.3,   Sep.27,
                                1998      1997        1998     1997
                                -------   -------    --------   --------
 Net Revenue                    $61,164   $65,928    $196,367   $183,205
 % increase (decrease) in
   revenue over prior year         (7%)       32%          7%         8%
 Cost of Goods Sold              29,661    32,669      94,745     91,306
                                -------    ------     -------    -------
 Gross Margin                    31,503    33,259     101,622     91,899
 % of revenue                       52%       50%         52%        50%
 Expenses:
 Research & Development           9,917     9,248      29,697     24,419
 % of revenue                       16%       14%         15%        13%
 Sales, Marketing, General and
   Administrative                12,234    12,761      36,708     37,378
 % of revenue                       20%       19%         19%        20%
                                -------   -------     -------    -------
 Total Operating Expenses        22,151    22,009      66,405     61,797
 % of revenue                       36%       33%         34%        34%
 Income from Operations           9,352    11,250      35,217     30,102
 % of revenue                       15%       17%         18%        16%
 Interest Expense                   101       108         302        323
 Other (Income) Expense         (1,267)   (1,078)     (3,015)    (2,897)
                                -------   -------     -------    -------
 Income Before Income Taxes      10,518    12,220      37,930     32,676
 % of revenue                       17%       19%         19%        18%
 Provision for Income Taxes       2,998     3,666      10,810      9,803
 Effective Tax Rate                 29%       30%         29%        30%
                                -------   -------     -------    -------
 Net Income                     $ 7,520   $ 8,554    $ 27,120   $ 22,873
 % of revenue                       12%       13%         14%        12%
                                =======   =======     =======   ========

 Basic Earnings per Common
  Share                         $  0.20   $  0.24    $   0.74   $   0.64
                                =======   =======     =======    =======

 Shares used in basic per share
  calculation (1)                36,757    36,167      36,622     35,980
                                =======   =======     =======    =======

 Diluted Earnings per Common
  Share                         $  0.20   $  0.22     $  0.71    $  0.60
                                =======   =======     =======    =======
 Shares used in diluted per
  share calculation (1)          38,034    38,202      38,327     38,001
                                =======   =======     =======    =======


   (1) Common share information relects a 3 for 2 stock split effective March, 1998.

       See Notes to Consolidated Financial Statements.



          BURR-BROWN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars)
                       (Unaudited)

                                              Oct. 3,    Dec. 31,
                                                1998       1997
                                             --------    --------
ASSETS
Current Assets
     Cash and Cash Equivalents               $ 94,267    $ 54,284
     Short-Term Investments                     3,609        -
     Trade Receivables                         56,588      55,689
     Inventories                               47,418      44,533
     Deferred Income Taxes                      8,137       7,973
     Other                                     13,283      10,069
                                             --------    --------
     Total Current Assets                     223,302     172,548

Long-Term Investments                          18,455      44,767
Land,Buildings & Equipment
     Land                                       5,149       3,418
     Buildings and Improvements                26,404      25,690
     Equipment                                160,873     145,411
                                             --------    --------
                                              192,426     174,519
     Less Accumulated Depreciation          (105,665)    (95,053)
                                             --------    --------
                                               86,761      79,466
Other Assets                                    2,543       2,607
                                             --------    --------
                                             $331,061    $299,388
                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes Payable                           $ 14,504    $  9,991
     Accounts Payable                          16,627      18,203
     Accrued Expenses                           7,607       4,678
     Accrued Employee Compensation and
       Payroll Taxes                            6,979       9,299
     Deferred Profit from Distributors          8,349       8,318
     Income Taxes Payable                       4,676       7,370
     Current Portion of Long-Term Debt            735         672
                                             --------    --------
     Total Current Liabilities                 59,477      58,531

Long-Term Debt                                    882       1,482
Deferred Income Taxes                           3,966       3,774
Other Long-Term Liabilities                       719         685
Stockholders' Equity
     Preferred Stock                                -           -
     Common Stock                                 386         380
     Additional Paid-In Capital                99,250      94,779
     Retained Earnings                        176,597     149,915
     Accumulated Other Comprehensive Income     1,393       1,381
     Treasury Stock                          (11,609)    (11,539)
                                             --------    --------
                                              266,017     234,916
                                             --------    --------
                                             $331,061    $299,388
                                             ========    ========

See Notes to Consolidated Financial Statements


           BURR-BROWN CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)
                (In thousands of dollars)

                                             Nine Months Ended
                                              Oct. 3,     Sep.27,
                                                1998        1997
                                             --------    --------
OPERATING ACTIVITIES:
Net Income                                   $ 27,120    $ 22,873
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
   Depreciation and Amortization               12,322      10,121
   Amortization of Deferred Gain                 -        (1,122)
   Benefit from Deferred Income Taxes            (69)       (698)
   Increase (Decrease) in Deferred Profit
     from Distributors                             31       (219)
   Other                                          452          70
Changes in Operating Assets and Liabilities:
   Increase in Trade Receivables              (1,294)    (20,261)
   (Increase) Decrease in Inventories         (3,155)       2,822
   Increase in Other Assets                   (3,071)     (6,770)
   Increase (Decrease) in Accounts Payable    (1,574)       5,797
   Increase (Decrease) in Accrued Expenses
     and Other Liabilities                    (2,141)       3,600
                                             --------    --------

Net Cash Provided By Operating Activities      28,621      16,213

INVESTING ACTIVITIES:
Purchases of Investments                     (14,064)    (31,867)
Maturities of Investments                      36,754      41,267
Purchases of Land, Buildings and Equipment   (19,907)    (21,559)
Proceeds from Sale of Equipment                   157          40
                                             --------    --------
Net Cash Provided by (Used in) Investing
    Activities                                  2,940    (12,119)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
  Borrowings                                    4,865          -
Payments on Short-Term and Long-Term
  Borrowings                                    (462)     (1,677)
Proceeds from Capital Stock Activity, Net       3,969       2,631
                                             --------    --------
Net Cash Provided By Financing Activities       8,372         954

Effect of Exchange Rate Changes                    50         173
                                             --------    --------
Increase in Cash and Cash Equivalents          39,983       5,221

Cash and Cash Equivalents at Beginning of
    Year                                       54,284      38,433
                                             --------    --------
Cash and Cash Equivalents at End of Nine
    Months                                   $ 94,267    $ 43,654
                                             ========    ========

See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information   and  footnote  disclosures  normally  included in
financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 3, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.


2. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements. References to share and per share amounts have been restated to reflect a three-for-two stock split effective April, 1997, as well as a three-for-two stock split declared on February 23, 1998 and distributed on March 20, 1998 to stockholders of record on March 6, 1998.
Fractional shares were paid in cash to those stockholders whose shares on the record date were not evenly divisible by two.

Shares used in the per common share calculation for the three months ended October 3, 1998 and September 27, 1997 are as follows:

                              Oct.3,          Sep.27,
                               1998             1997
                             -------          -------
Weighted average common
  shares outstanding          36,757           36,167
Dilutive effect of stock
  options outstanding using
  the Treasury Stock Method    1,277            2,035
                             -------          -------
Shares used in computed
  Diluted Earnings Per Share  38,034           38,202
                             =======          =======



Shares used in the per common share calculation for the nine months ended October 3, 1998 and September 27, 1997 are as follows:

                              Oct.3,           Sep.27,
                               1998             1997
                             -------           -------
Weighted average common
  shares outstanding          36,622            35,980
Dilutive effect of stock
  options outstanding using
  the Treasury Stock Method    1,705             2,021
                             -------           -------
Shares used in computed
  Diluted Earnings Per Share  38,327            38,001
                             =======           =======

3.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in Other Comprehensive Income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, for the three months ended October 3, 1998 and September 27, 1997 are as follows:

                               Oct.3,          Sep.27,
                                1998             1997
                              -------          -------
Net Income                    $ 7,520          $ 8,554
Unrealized gain/(loss) on
  investments                      46              146
Foreign currency translation
  adjustments                     919            (770)
                              -------          -------
Comprehensive income          $ 8,485          $ 7,930
                              =======          =======

The components of comprehensive income, net of related tax, for the nine months ended October 3, 1998 and September 27, 1997 are as follows:

                               Oct.3,          Sep.27,
                                1998             1997
                              -------          -------
Net Income                    $27,120          $22,873
Unrealized gain/(loss) on
  investments                    (86)            (288)
Foreign currency translation
  adjustments                      98          (1,285)
                              -------          -------
Comprehensive income          $27,132          $21,300
                              =======          =======

The components of accumulated other comprehensive income, net of related tax, at October 3, 1998 and December 31, 1997 are as follows:

                                Oct.3,         Dec.31,
                                 1998            1997
                               -------         -------
Unrealized gain on investments $   107         $   193
Foreign currency translation
  adjustments                    1,286           1,188
                               -------         -------
Accumulated other
  comprehensive income         $ 1,393         $ 1,381
                               =======         =======


4. INVENTORIES

Inventories consist of the following:

                                 Oct.3,         Dec.31,
                                  1998            1997
                                -------         -------
       Raw Material             $ 9,846         $ 9,608
       Work-in-Process           21,764          22,719
       Finished Goods            15,808          12,206
                                -------         -------
                                $47,418         $44,533
                                =======         =======
5.   TAX RATE

The effective tax rate for 1998 is estimated to be 28.5%.  The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation and tax credits.


6. SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted the new Statement effective October 4, 1998.
There was no cumulative effect of an accounting change on either income or other comprehensive income at October 4, 1998 as a result of the adoption of this statement.

The Company may periodically enter into foreign currency option contracts to offset certain probable, anticipated, but not firmly committed foreign currency transactions related to the sales of products. These foreign currency option contracts are designated and effective as hedges of anticipated foreign currency sales transactions, and accordingly, the premium costs are amortized over the life of the option contract and any realized gains associated with these contracts are deferred until such time as the underlying transactions are recognized, at which time the realized gains are recorded. At October 3, 1998, the Company had one outstanding foreign currency option contract denominated in Yen with an expiration date of December 4, 1998.





             BURR-BROWN CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Factors Affecting Future Results."


RESULTS OF OPERATIONS

The Company is in the midst of an industry-wide cyclical downturn that began in the second quarter of this year. Net income for the third quarter of 1998 was $7.5 million or $.20 per diluted share. This compares to net income of $9.4 million or $.25 per diluted share for the preceding quarter and to net income of $8.6 million or $.22 per diluted share for the same quarter of 1997. Net income for the first nine months of 1998 was $27.1 million or $.71 per diluted share. This compares to $22.9 million or $.60 per diluted share for the same period in 1997. Net income for the first nine months of 1998 remains at a record level for the Company.

Third quarter revenue of $61.2 million was 7.2% lower than the third quarter of 1997 and 8.0% lower than the second quarter of 1998. As compared to last quarter, sales into Japan and into the Southeast Asian region declined most significantly. This is consistent with observed industry conditions. All product lines were affected. For the first nine months of 1998, revenue at $196.4 million increased by 7.2% over the same period last year. With the exception of Japan, revenue from all regions increased during this period.

Gross  margin  for  the quarter was 51.5% of revenue,  reflecting
some  loss  in  operating  leverage due  to  lower  sales.   This
compares to gross margin of 50.4% of revenue in the third quarter
of  1997.   Like  product, like volume  pricing,  as  has  been
typical, remained stable during the quarter. For the first nine months of 1998, gross margin was 51.8% of revenue compared to 50.2% for the same period in 1997. Mix continues to shift toward higher volume products with lower average selling prices, to date, without having an adverse effect on aggregate gross margin. This is consistent with the Company's strategy to offer high performance analog and mixed signal ICs for high volume, fast
growing, emerging  applications.   The Company's plan is to improve
gross  margin  if there is an acceleration of revenue growth.

Operating expense growth was actively constrained during the third quarter given the uncertainty in demand. During the third quarter, hiring was deferred and expenses not essential to increasing revenue, improving customer service or new product development were postponed. Total operating expenses at $22.2 million were essentially flat with both the prior quarter and the third quarter of 1997. Sales, Marketing and G&A (SMG&A) remained at the same $12 million level sequentially and $527,000 lower than a year ago. R&D expenses were flat to last quarter and 7% higher than the same period last year. Operating expenses for the first nine months of 1998 increased by 7.5% on a revenue
increase of 7.2%  over the same period last year.   During  the
first nine months of 1998, R&D spending increased by 21.6% while SMG&A spending declined. It is the Company's intention to target investment in R&D at approximately 14% to 15% of revenue and to maintain SMG&A at 18% or less of revenue. This reflects our continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in SMG&A expenses.

Third  quarter  operating  income of $9.4  million  or  15.3%  of
revenue  declined by 16.9% over the third quarter of 1997.   This
decline was almost exclusively due to lower revenue. As compared to the prior quarter, operating income also declined due to lower
revenue.   For  the  first nine months of 1998, operating  income
increased by 17% on a revenue increase of 7.2% over the same period in 1997.

Other income was higher than last quarter and last year due to higher levels of invested cash and favorable exchange rate movements. The effective tax rate for 1998 is estimated to be 28.5%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation and tax credits.

As compared to last year, third quarter 1998 net income was down 12.1% on a 7.2% decline in revenue. For the first nine months of 1998,net income increased by 18.6% on a revenue increase of 7.2%. The current cyclical downturn notwithstanding,it is the Company's goal to improve profit performance through gross margin expansion, by continued constraint on SMG&A expenses and by revenue growth. The Company's strategy is to achieve revenue growth through R&D investments, increased penetration of traditional markets such as industrial process control and test and instrumentation, and
expanded   participation  in  new,  emerging  markets   such   as
communications, digital audio and video, and computing and multimedia. Given the current market environment, the Company cannot predict when, or the extent to which, it will be able to achieve this goal.


FOREIGN OPERATIONS

International  markets  constitute  a  majority  source  of   the
Company's  revenues.   The resulting transactions  have  exchange
rate fluctuation risk associated with them. Exchange rate risk is reduced through the natural hedges afforded by the Company's
foreign   operations,   dollar-based  or   dollar-indexed   sales
transactions whenever possible and by the purchase of forward foreign exchange and option contracts to hedge its foreign
currency sales transactions with international subsidiaries.   In
addition, the Company historically enters into forward contracts and option contracts against anticipated foreign exchange cash flows for the Japanese yen. Exchange rate fluctuations can also affect the Company's reported revenue to the extent that the international subsidiaries' sales are in non-indexed foreign currencies but reported in the consolidated financial statements in U.S. dollars using a weighted average exchange rate. When compared to the first nine months of 1997, the effect of foreign exchange rate changes had an immaterial impact on 1998 year to date revenue.

FINANCIAL CONDITION


The  Company's balance sheet remains sound.  At October 3,  1998, cash,  cash equivalents and investments increased by  $6.0
million during the third quarter despite capital expenditures of $7.5 million and a $2.5 million reduction in accounts payable.

Accounts receivable declined by $4 million during the quarter due to lower sales. Accounts receivable Days Sales Outstanding remained at 84 days due to shipment non-linearity.

Net inventories increased by $4 million or 9.1% during the quarter. This is consistent with our plan to run our factories at a higher level than sales in order to replenish inventories, especially die bank inventory, depleted during the capacity constraint difficulties earlier in the year.

Third quarter capital expenditures totaled $7.5 million. A major portion of capital expenditures target ATE, test handlers and other backend assembly and test equipment. This is driven in large measure by the mix shift to higher volume products and by the strategy to improve assembly and test efficiency. During the quarter, the implementation of the SAP and Consilium information systems was completed at all Asian locations. The Company now
uses   common  systems  to  perform  all  major  finance,  sales, logistics and manufacturing functions on a worldwide basis. This will allow us to further reduce manufacturing and administrative overhead costs as we go forward. Capital expenditures for the full 1998 year are expected to be between $30-$34 million.

At October 3, 1998, total debt was $16.1 million of which $1.6 million was term debt. This represented a $4 million increase over total debt at December 31, 1997. Most of this debt was held in Japan and represented an interest rate arbitrage for the Company.
In addition to term debt, credit facilities of approximately $36.6 million, including overdraft credit facilities with both domestic and international banks, were available to the Company. At October 3, 1998, $14.5 million was borrowed against such credit facilities, or such credit facilities were 39.6% utilized. The current ratio improved from 2.95:1 at December 31, 1997, to 3.75:1 at October 3, 1998. The debt-to-equity ratio increased slightly from .05 at 1997's fiscal year-end to .06 at 1998's third quarter-end. Stockholders' equity increased by $31.1 million or 13.2% from December 31, 1997 to October 3, 1998, and increased by $8.9 million or 3.5% from July 4, 1998 to October 3, 1998.

Given  both  the  current  cash  position  and  available  credit
facilities,  Management  believes  the  Company  has   sufficient
capital resources available to meet its requirements for the foreseeable future.





YEAR 2000 ISSUE

YEAR 2000 INITIATIVE. The Year 2000 issue concerns potential malfunctions resulting from computer programs using two-digit year codes in dates instead of four-digit codes. This may result in hardware and software not functioning properly before or following January 1, 2000, which may lead to minor or significant problems associated with manufacturing, distribution and other business operations. Burr-Brown's Year 2000 initiative is being addressed by a multi-disciplinary committee led by senior information system technology managers. The committee is evaluating Year 2000 issues in the following five key categories:

a.   Company products;
b.   Business application systems;
c.   Information technology ("IT") infrastructure;
d. Non-IT infrastructure (factory and facilities equipment and infrastructure); and
e.   Third party suppliers and customers.

The committee is addressing each of these categories in three phases:

1.   Inventory (identify items with possible Year 2000 risk);
2. Assessment (prioritize the inventory, assess Year 2000 compliance, plan corrective action and identify initial contingency plans); and
3. Remediation (implement corrective action, test and verify compliance, execute contingency plans if not compliant).

STATE OF READINESS.   The  Company  has  determined  that   its
semiconductor products should not produce errors processing data as a result of Year 2000 failures, provided that all other products (e.g., other software, hardware and electronic components) used with the Burr-Brown semiconductor products properly exchange accurate data. The Company's products are used in a wide variety of applications in conjunction with other electronic components and software from many different vendors; to verify proper Year 2000 operation of a complete system, customers will need to verify proper operation of each individual component as well as the system as a whole in the specific application environment.

The committee has completed an inventory of all domestic business applications systems and IT infrastructure (including software, hardware and communications infrastructure, systems developed in-house, purchased software and hardware and services provided by third parties). The Company began a worldwide replacement of its primary business systems in 1994 to provide additional significant information system functionality as well as Year 2000 readiness. This replacement is nearly complete and is intended to be completed enterprise-wide by mid-1999. However, if this replacement is not completed on a timely basis, Year 2000 related failures could materially impact the Company. These primary business application systems and IT infrastructure have been licensed or purchased from major software and IT vendors who represent that such systems and equipment are Year 2000 compliant. In addition to those representations, the Company is internally assessing these systems to ensure Year 2000 compliance in the Company's application environment. The committee has identified certain non-critical, legacy systems and applications that are not or may not be compliant. Specific compliance plans are being developed for these and all other items on the inventory. These plans include retirement, replacement, renovation, integration and testing.

The committee is nearly complete with its inventory of Non-IT infrastructure and has commenced the assessment phase for several
critical   systems.   Non-IT  infrastructure  includes   physical
fabrication and test facilities and equipment for production. Burr-Brown's manufacturing processes are very automated. The preliminary inventory has identified assembly and test equipment that contains embedded proprietary software or is integrated into PC software databases that will need renovation or replacement. If not remedied, it is possible that some of this infrastructure could cease to function. The Company's investigation to date indicates that most of this infrastructure would continue to function, but may report inaccurate data that could result in production inefficiencies. Remediation plans are being assessed with the assistance of the vendors of such equipment and software.

The Company is formally communicating with significant past and present suppliers, customers and subcontractors to determine the extent to which they are vulnerable to Year 2000 issues. To date, the Company has communicated with approximately 200 such parties, and will continue to communicate with key suppliers that are not yet compliant in an effort to eliminate or minimize any impact their non-compliance may have on the Company's operations. Initial feedback indicates that most of the Company's suppliers do not expect their business operations to be interrupted or adversely impacted by Year 2000 problems. In the event that any significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, it is possible that the Company's operations could be materially adversely affected.

Burr-Brown anticipates completing its remediations and contingency plans by the third quarter of 1999, and intends to complete Year 2000 compliance solutions for any critical systems that might be earlier impacted by Year 2000 issues (e.g., order entry systems) prior to any anticipated significant impact from Year 2000 date issues. Of course, completion of the project is contingent upon the timeliness and accuracy of software upgrades and equipment from vendors, the adequacy and accuracy of our internal and external resources used in assessing, remediating and testing our internal systems for compliance, the timely cooperation of our suppliers, subcontractors and customers, and other potential factors. Furthermore, there can be no assurances that implementation of the Company's Year 2000 initiatives will fully mitigate potential failures or problems.

COST OF COMPLIANCE.   Since  1994,  the  Company  has  expended
approximately $15 million on information system replacement. For the most part, these expenditures were based on the need to  upgrade  the  Company's  information  systems  rather  than
achievement of Year 2000 compliance.   The  committee  currently
anticipates spending an additional $1.5 - $2.5 million to achieve Year 2000 compliance for presently identified IT and Non-IT infrastructure that will require remediation. The committee has and will continue to use, as required, external consultants to assess and mitigate Year 2000 problems. To the extent the Company is required to use outside consultants more than presently anticipated, the Company's costs to address Year 2000 issues will increase. These cost estimates may change as more information becomes known. All Year 2000 costs have been and will continue to be funded from operations.

CRITICAL RISKS.  Although the Company intends that its Year  2000
initiative  will  avoid  any  material  adverse  effect  on   its
operations, cash flows or financial condition, it recognizes that the occurrence of worst case Year 2000 scenarios could significantly impede its ability to manufacture, distribute and sell its
products  for  an  indefinite period of  time.   The  Company  is
dependent  on  basic  public and private infrastructure  for  its
normal   operations.    In  the  event  utilities,   distribution
channels, banking systems or other fundamental services are unavailable as a result of Year 2000 failures, this would have a severe impact on continuing business operations. Any long-term interruption would have a material adverse impact on the Company.
In   addition,  the  Company  does  not  have  readily  available alternative sources of supply for certain materials and services (e.g., specific wafer production processes). The Company would
not   be   able  to  replace  these  critical  suppliers  without
significant delay and cost.

For many reasons, it is difficult to predict or quantify the impact that the Year 2000 problem will have on the Company, both before and for some period after January 1, 2000. Among these reasons are the lack of control over third party providers, the complexity of testing interconnected systems, and the uncertainty surrounding how other parties will deal with liability issues raised by Year 2000 failures that may occur despite the Company's implementation of its initiatives. The Company is not currently aware of any material Year 2000 deficiencies associated with its internal systems that are not being addressed or with the adequacy of third-party systems. Nonetheless, due to the complexity of the Year 2000 issue, there can be no assurances that
the   Company   will   not   experience   unanticipated   adverse
consequences  or  material costs caused  by  undetected  defects, including  costs  of potential litigation.  The  impact  of  such
consequences  could  have  a  material  adverse  effect  on   the
Company's business, financial condition, cash flows or results of operations.



FACTORS AFFECTING FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit and profitability, including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the United States
and   international   markets,  the   timing   of   new   product
introductions, availability of wafers and other materials and services, fluctuations in manufacturing yields and the continued service of key management, employees and providers. The Company has experienced significant fluctuations in operating results in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As noted above, the industry is currently experiencing a downturn and the Company is unable to predict the likely extent or duration of this downturn. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

The  Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of  operating  internationally. These  risks  include  unexpected
changes   in  regulatory  requirements,  delays  resulting   from
difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the
Company's  operating  results.   A  substantial  portion  of  the
Company's revenue is attributable to sales in Japan and Southeast Asia. The recent economic instability in Japan and Southeast Asia has had a negative impact on the Company's sales during 1998 and there can be no assurance that this condition will not continue.
This situation  could  have  a  material adverse   effect  on the
Company's business, financial condition, cash flows or operating results, particularly to the extent that this instability materially impacts the sales of products manufactured by the Company's customers.

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


PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits


  27. Financial Data Schedule.

b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended October 3, 1998.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     ----------------------
     Registrant

By:  J. SCOTT BLOUIN
     ---------------
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date:   November 16, 1998
             -----------------