Form 10-K
period 1998-12-31
BURR BROWN CORP
filed 1999-03-31
CIK 715577

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                              FORM 10-K

(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 1998
                               or
   [ ] Transition Report Pursuant to Section 13 or 15(d)of the
       Securities Exchange Act of 1934
       For the Transition Period from   to

                Commission File No. 0-11438

                   BURR-BROWN CORPORATION
      ------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

       Delaware                         86-0445468
 ----------------------        -------------------------------
(State of Incorporation)      (IRS Employer Identification No.)

                  6730 South Tucson Boulevard
                     Tucson, Arizona 85706
             ---------------------------------------
            (Address of Principal Executive Offices)

                          (520) 746-1111
                  -----------------------------
                (Registrant's Telephone Number)

  Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $0.01 Par Value
                  -----------------------------
                        (Title of Class)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price as of March 1, 1999 was approximately $455,518,099.

      There were 36,702,364 shares of Burr-Brown Common Stock outstanding as of March 1, 1999.

              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998--Incorporated by reference into Parts I, II, and IV.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1999--
Incorporated by reference into Part III.

                            PART I

This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. These statements are based on the Company's current assumptions, expectations and projections about the industry and the markets in which the Company participates. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K, the materials incorporated by reference herein, and circumstances described in other filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly and forward-looking statements, whether as a result of new information, future events, or otherwise.


ITEM 1.  BUSINESS

GENERAL
Burr-Brown Corporation (and its wholly-owned subsidiaries and majority-owned affiliated companies, "Burr-Brown" or the "Company") is a world-wide leader in the development, manufacturing, and marketing of electronic components including precision linear, data converters, and mixed signal integrated circuits (ICs). These products address applications for both analog and digital signal processing relating to industrial, communications, consumer, and computing markets.

The  Company  offers over 1,200 high performance products  that
perform  analog  signal  processing  functions  such   as   the
conditioning, amplification, and filtering of signals, and mixed signal processing functions such as analog-to-digital and digital-to-analog conversion. Within its targeted markets, Burr-
Brown  emphasizes  high  performance  applications  where   its
products   are   critical  elements  of  the  overall   systems
architecture. The Company was incorporated in Arizona  in  1956
and   reincorporated  in  Delaware  in  1983.   The   Company's
management and technical team has many years of experience in the design, development, manufacture, and world-wide marketing of high performance analog and mixed signal semiconductor
components,   and   in  providing  unique  and   cost-effective
solutions to the complex signal processing requirements of its target markets.

THE INDUSTRY
Integrated circuits may be divided into three categories: analog, digital, and mixed signal. Digital circuits such as memory devices and microprocessors, use many repetitive circuit elements, each of which can represent the two values ("1" and "0") required by the binary number system that is the basis for most computation. Analog circuits, on the other hand, are capable of representing an infinite number of values based on a continuously varying signal. These signals typically represent "real world" phenomena such as temperature, pressure, position, light, speed, and sound. Mixed signal circuits are circuits that employ both analog and digital signal processing techniques. Analog and mixed signal circuits are used in most electronic systems and major markets for such circuits include telecommunications, data communications, test and measurement, medical instrumentation, industrial process control, manufacturing automation, digital audio and video, and personal computers. Typical analog circuits include operational amplifiers, instrumentation amplifiers, programmable gain amplifiers, current transmitters, regulators, analog multipliers, and isolation amplifiers. Typical mixed signal circuits include analog-to-digital converters (ADCs) and digital-to-analog converters (DACs). The technology trends driving the growth of digital ICs, such as increased use of microprocessors, portability, lower power consumption,and higher speed requirements are also driving demand for high performance analog and mixed signal ICs. Recently, the rapid growth of the high speed wired and wireless communication, multimedia, portable computing, and digital audio and video markets have created important new growth opportunities for high performance analog and mixed signal products. IC Insights Inc. estimated that analog and mixed signal circuits accounted for 17 percent of the $109 billion market for integrated circuits in 1998.

The market, design, and manufacture of analog circuits differ from those of digital circuits in several important ways. In general, the markets for analog circuits are more diverse than for digital circuits, with each application requiring different operating specifications relating to resolution, processing linearity, speed, power, and signal amplitude. As a result, the customers for analog and mixed signal circuit products generally have relatively smaller volume requirements per application. The markets for analog circuits are generally fragmented, and competition within those markets tends to depend less upon price and more upon performance, functionality, quality, and reliability. Analog circuits are often characterized by longer life cycles and more stable pricing compared to typical digital circuits. Given the diversity of applications, analog product lines tend to be broader and have broader customer bases than digital circuits. This is one of the reasons for the historic stability of analog and mixed signal IC business as compared to digital IC business. Furthermore, analog product lines are characterized by a higher proportion of proprietary designs that introduce switching costs to customers after design-in, tending to minimize competition based on price alone. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, are less effective for analog devices. Accordingly, analog circuit design has traditionally been highly dependent on the skills and experience of design engineers. Also, in contrast to digital circuits, the performance of analog circuits is more dependent on circuit design, circuit layout, and the matching of circuit elements than on the density of circuit elements which requires advanced capabilities in submicron semiconductor processes. Consequently, the production of high performance analog circuits typically requires relatively less capital investment than the production of highly integrated digital circuits. Because analog and mixed signal circuits are found in most electronic systems, the growth in the use of digital systems across a broad range of applications has in turn fueled a growth in the demand for analog and mixed signal integrated circuits.

PRODUCTS
The Company operates in the electronic component industry where its revenue is derived from the sale of the Company's full array of products.

The following table shows the approximate product line revenues as a percentage of total Company revenues:


     PRODUCT LINE             1998       1997     1996
     ------------             ----       ----     ----
     Analog Products          45.2 %    46.2 %    47.3 %
     Mixed Signal Products    50.5 %    49.0 %    45.4 %
     Other                     4.3 %     4.8 %     7.3 %


Demand for analog circuits primarily has been driven by the need for increased productivity manifested as the need for lower cost, faster, lower power, smaller size, greater functionality, and higher precision products. Semiconductor technology has provided many effective solutions to this demand. The availability of effective solutions has accelerated with the advent of more advanced digital processing. This has led to greater use of digital computers or processors to provide massive computational power to control processes and equipment and in general, to greater automation and productivity in the industry. Since the early seventies, the availability of low cost digital microprocessors, and later digital signal processing in cost-effective single chip form, has enabled an acceleration of the trend toward the digitization of systems. This has led to increased use of computers as embedded processors to measure, control, monitor, or process electronic signals nearer or adjacent to the sensor that is detecting physical conditions. This, in turn, has created the need for products that enable digital computers, microprocessors, and microcontrollers, and digital signal processors (DSP's) to interact with electronic signals derived from physical or analog phenomena. Burr-Brown designs and manufactures the integrated circuits that perform the analog signal conditioning and data conversion functions critical to this interaction.

Process control sensors generate continuously varying electronic signals, called analog or linear signals, which represent the physical phenomenon being measured or controlled. In many circumstances these analog signals are relatively weak and contaminated with a large amount of electrical "noise". The Company's signal processing components are used to strengthen, filter, transmit, and otherwise condition the signal. The resulting signal, still in analog form, must be converted into a digital signal before a computer can process it. The Company's ADCs effect this conversion. After the computer processes the digital signal, it is often necessary to convert the digital signal back to analog form, and the Company's DACs also accomplish this reverse conversion. The resulting analog signal controls the process.

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

The Company's products are generally designed into a customer's product and usually remain a part of that product throughout
its  life.   The  Company's experience has been that  there  is
generally a two to four year period before the sales level of its standard products fully matures, and the sales life of the products may extend from five to eight years or more once they have reached mature production volumes. Once the Company's component has been designed into a customer's product, the relatively low volume, high performance characteristics of the component significantly deter potential competitors. As a result, the Company is often a customer's sole or primary source for that particular component.

The Company's products can be grouped into two broad categories: standard linear integrated circuits (SLICs) and application specific standard products (ASSPs). SLICs are products that are used by a wide range of customers in a broad variety of applications. It takes longer for these products to reach peak revenue levels, but product life cycles tend to be long and demand relatively stable. ASSPs target the specific application needs of a more limited customer base. ASSPs represent a more complete solution to specific application needs, using standard products as building blocks to achieve this higher level of functional integration. This affords the Company an opportunity to further leverage its Research and
Development investment. ASSPs generally have shorter life cycles and a shorter time to peak revenues. The Company uses ASSPs to target high volume applications within all of its served markets for communications, consumer, computing, and industrial ICs. In 1998, 1997 and 1996, ASSPs generated approximately 32 percent, 30 percent, and 23 percent, respectively, of the Company's revenue. It is the Company's strategic intent to expand this to half of the total revenue by targeting large and rapidly growing applications and by focusing more development activity on ASSPs.

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

OPERATIONAL  AMPLIFIERS. Operational  amplifiers  are  used  to detect and amplify weak (low level) analog signals and are included in many systems. The operational amplifier is the fundamental building block in analog and digital systems design. In addition to amplification, operational amplifiers can perform mathematical functions such as integration and differentiation. The Company's high performance operational amplifiers are generally capable of amplifying typical analog signals in the micro-volt range up to 100,000 times and provide ultra-low drift, low bias current, low noise, high bandwidth, and fast settling time. Certain models provide high voltage and high current, or high speed operation for special applications. These high performance amplifiers are required to treat signals generated in numerous applications, including satellite and cable TV systems, audio and video systems, robotic systems, magnetic resonance, and computer-aided tomography (CAT) body scanning systems.

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

PRECISION DATA CONVERSION PRODUCTS. The majority of the Company's mixed signal components revenue is derived from moderate speed, high resolution, and high accuracy converters. These general purpose converters are used primarily in process control instrumentation, electronic test instrumentation, automatic test systems, and communications systems. For example, in a robot controller, the position of the robot arm must be precisely measured and manipulated. Analog signals from the robot's position sensors are converted by an A/D converter for computer processing and, in turn, a D/A converter converts the digital control signal from the computer to analog form to drive the actuators and servo motors to position the robot arm accurately.

HIGH SPEED DATA CONVERSION PRODUCTS. In the early 1980's, the Company began developing high speed, high resolution A/D and D/A converters at speeds substantially greater than general-purpose products. These products utilize a unique combination of technologies and design expertise to achieve state-of-the-art performance. High speed converters are used in a variety of applications such as wireless communications systems, image processing, digital oscilloscopes, ultrasound, radar, and sonar, as well as the front end of other advanced systems using digital signal processing (DSP) technology.

DIGITAL  AUDIO  AND  VIDEO  PRODUCTS.  The  Company's digital
audio  and  video  products  focus  on  the   design,
manufacturing, and marketing of high precision, single chip, digital-to-analog converters, analog-to-digital converters, codecs, and video signal processing devices for the digital audio and video market. The Company believes that Burr-Brown was the first company to introduce such audio products into this marketplace and is currently one of the largest merchant market suppliers of such devices worldwide. One product, a pulse-code-modulated ("PCM") conversion device, plays an essential role in digital audio systems, such as compact disc ("CD") players, that use laser technology to achieve improved audio reproduction performance. The Company's component converts the digital signals for each stereo channel into audio. Several generations of products of this type have been developed and introduced for use in digital audio systems. Involvement in the CD market also helped the Company's early entry into the Digital Versatile Disk (DVD) and multimedia markets. Burr-Brown's PCM converters have now been designed into musical instruments, computer games, automobile sound systems, CD-ROMs for multimedia applications, set top box tuners for cable and satellite TV, DVD players, PC add-in cards, camcorders, and digital cameras. The Company's high speed analog-to-digital converters are used in charge coupled device ("CCD") imaging applications such as camcorders, digital cameras and scanners to convert the CCD analog signal to digital for processing in the system DSP. In addition, this has made complete "front-end" video ASSPs, combining analog-to-digital with other circuity to handle all the signal processing between the CCD sensor and the system's digital processor.

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

Burr-Brown considers III's business model to differ strategically from the Company's core business. The Company has from time-to-time received indications of interest with respect to III, and has considered, and may in the future consider, the sale of its interest in this subsidiary in order to focus its resources on the core business of analog and mixed signal integrated circuits.

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

The Company emphasizes the development of proprietary standard and application specific products. The Company's product strategy is to identify markets in which the application of microelectronics technology may be used to provide competitive advantage for its customers through improved methods of precision measurement, monitoring, and controlling physical processes and conditions. Examples of these markets include: robotics, factory automation, process control, automatic test, medical instrumentation, computers, communications, and digital audio. Within these markets, the Company selects specific applications in which the Company's unique design and processing technology will make an important contribution to its customers, often acting as the enabling technology for the successful commercialization of end equipment.

The Company spent approximately $39.9 million in 1998, $34.0 million in 1997, and $28.5 million in 1996 for product and process development. This represents an expenditure of approximately 15.5 percent, 13.5 percent, and 12.9 percent of revenue in 1998, 1997, and 1996, respectively. (See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders, incorporated by reference to Item 7 of this report.)

The Company introduced a record 87 new products in 1998. Many of these products target emerging applications for which high performance signal processing ICs are absolutely required and yet the cost of these ICs must be low in order to enable larger end-market sales volumes. By offering high performance signal processing ICs at an effective price, Burr-Brown has been able to partner with many high-growth companies to address emerging applications.

PATENTS AND LICENSES
The Company owns approximately 160 United States and international patents expiring from 1999 to 2017, and has applications for approximately 60 additional patents pending in the United States as well as patents issued and pending in several other countries. Although the Company pursues a policy of maintaining a strong patent portfolio, the Company believes that its success depends primarily upon the experience and creative skills of its people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time the Company has been and may in the future be notified of claims regarding the possible infringement of patents issued to others, and similarly, the Company has on occasion notified others of possible infringements of its patents.

SALES AND MARKETING

Burr-Brown markets its products in all the major markets in the industrialized world through its direct sales force, independent sales representatives, and distributors. Burr-Brown maintains 6 sales offices in the United States and has international sales subsidiaries in France, Germany, Italy, the Netherlands, Switzerland, the United Kingdom, Japan, and Singapore. The Company's direct sales force is focused primarily on large corporate customers, while the Company's distributors service the needs of the Company's broad base of smaller clients. In particular, the direct sales force and field application engineers are focused on new design-ins to enhance the Company's long-term revenue stream. Approximately half of the 1998 worldwide revenue was realized through third party distribution. In approximately 45 countries and the less significant domestic markets where the Company does not have a direct sales force, independent sales representatives sell all of the Company's products. The majority of the Company's sales people hold engineering degrees and the balance have relevant engineering experience.

The Company sells its products to a diverse base of over 25,000 customers worldwide. Key customers of the Company include 3COM, Adtran, Alcatel, Advantest, Beckman, ECI, Echostar, Elsag Bailey, Ericsson, Fanuc, Fujitsu, Hewlett-Packard, Hitachi, Honeywell, Lucent, Matra, Mitsubishi, National Instruments, NEC, Nokia, Northern Telecom, PairGain, Quadrant, Sagem, Samsung, Siemens, Sony, Teradyne, Toshiba, and Yamaha. The Company did not have any single customer account for 10 percent of sales in 1998. The Company has maintained long-term relationships with major customers in the industrial process control, instrumentation, and imaging markets, and typically serves as the sole supplier of proprietary products. Burr-Brown has pursued a strategy of leveraging its strengths in analog signal processing and mixed signal design to develop a broad line of standard products for the faster growing communications, computing, and digital audio and imaging markets. As a result, the Company has established key customer relationships with leading companies in the wireless and high speed communications industry. Over 50 percent of the revenue in 1998 for analog and data conversion integrated circuits was derived from products introduced within the preceding five years.

Sales outside the United States accounted for approximately 65 percent of total revenues in 1998, 66 percent of total revenues in 1997, and 66 percent of total revenue in 1996. (See the note labeled "Business Segment Data" in "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders, incorporated by reference to Item 8 of this report.) To support its international marketing organization, the Company has established product development and production facilities in Scotland and Japan. The Company also has product development and manufacturing at the corporate headquarters in Tucson, Arizona.

A large percentage of international sales are denominated in local currencies and the Company's foreign revenues and net income are therefore subject to currency exchange rate fluctuations. However, the Company borrows funds in local currencies, maintains a significant international presence which acts as a natural hedge, and purchases forward and option contracts to hedge its foreign currency exposure. Some of the Company's products are subject to export regulations and other international trading restrictions, but the Company has not experienced any material difficulties from these limitations. No assurance can be given, however, that such material difficulties will not be experienced in the future.

BACKLOG
Burr-Brown's products are, generally, standard items with a relatively short delivery cycle. The Company's backlog is usually three months or less of sales, although some portion may be scheduled for delivery four to twelve months into the future. Therefore, the order backlog at the end of any specific quarter is not generally indicative of the level of sales to be expected in succeeding quarters. It is the policy of the Company to include in backlog only those orders that have firm scheduled delivery dates. The Company's backlog as of December 31, 1998, 1997, and 1996, was approximately $46.3 million, $56.5 million, and $41.0 million, respectively.

COMPETITION
Burr-Brown   estimates  that  it  is   among   the   top   four
manufacturers of high performance analog and data conversion integrated circuits. The Company's major competitors in the high performance analog integrated circuits market are Analog Devices Inc., Linear Technology Corporation, and Maxim Integrated Products Inc. With respect to a more limited range of products, the Company also competes with National Semiconductor Corporation, Harris Corporation, Motorola Inc., Texas Instruments Inc., Cirrus Logic Inc., ST Microelectronics, Level One, Rockwell, and Sipex Corporation.

The Company is not aware of any significant competition from foreign companies providing analog and data conversion integrated circuits, however, there can be no assurance that foreign competitors will not enter these markets in the future.

The Company's PCM product line does compete with several U.S. and foreign manufacturers of digital audio (D/A) converters for use in digital compact disc stereo systems, and multimedia systems, including Analog Devices Inc., Cirrus Logic Inc., Asahi Kasei Micro, Sony Electronics Inc., Hitachi America Limited, Mitsubishi Corporation, Wolfson Microelectronics, and Philips Semiconductors. Many of these competitors have greater financial, production, and marketing resources than Burr-Brown.

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

The Company uses several bipolar, CMOS, and BiCMOS processes that provide circuits for the analog and data conversion
markets.   Burr-Brown  processes have the added  capability  of
making high quality capacitors and trimmable resistors that enable the Company to manufacture high precision products. In addition to the processes at the Company's Tucson wafer fabrication facility, foundries are used for processes not
available  internally.  Processes  currently  used  include   a
variety of CMOS processes ranging from 3 microns to 0.5 microns for products such as amplifiers, analog-to-digital and digital-to-analog converters, a 2 micron BiCMOS process for PCMs, DACs, and ADCs, and a very high frequency bipolar process used for products such as video amplifiers.

The Company conducts electrical testing of integrated circuits in both wafer and packaged form. The combination of various functional modes makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance, and use of sophisticated computer-based test systems and complex automatic handling systems. The Company has special screening and qualification programs when high reliability quality grades are required by customer specifications.

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

The Company has developed and implemented its Quality Program to focus on customer satisfaction. The program includes annual satisfaction reviews with customers to assess improvement priorities and competitor comparisons. The Quality Program also includes Quality System Certification (ISO9001), a comprehensive product/process reliability monitoring program, and a stringent Qualification Program for new products and processes. The Company has a reputation for high quality and highly reliable products as evidenced year after year by the high satisfaction ratings reported by our customers for these factors.

To provide better service to its European and Japanese customers and to achieve an improved competitive position, the Company maintains facilities in both regions. In Europe, a product development and administrative site is located in Livingston, Scotland. This facility designs integrated circuits for sale in Europe and for export to other markets. At the end of 1998, Scotland's manufacturing activities were moved to Tucson, Arizona to consolidate manufacturing facilities. In Japan, the Company's Atsugi Technical Center, near Tokyo, performs product development, final product testing, and quality and reliability testing for the digital audio and imaging product line for sale in Japan and export to other markets.

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

HUMAN RESOURCES
At December 31, 1998, the Company employed 1,324 people worldwide, including 769 employees in manufacturing and assembly, 235 employees in research and development, 204 in sales and marketing, and 116 in management and administration. Many of the Company's employees are highly skilled and the Company's continued success will depend, in part, on its ability to attract and retain such employees, who are generally in great demand. At times, like other semiconductor manufacturers, the Company has had difficulty hiring engineering personnel. The Company has never experienced a work stoppage, no employees are represented by labor organizations, and the Company considers its employee relations to be very good.

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

POTENTIAL FLUCTUATIONS IN OPERATING AND FINANCIAL RESULTS. The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit, and profitability, including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the
United States and international markets, the timing of new product introductions, availability of wafers and other materials and services, and fluctuations in manufacturing yields. The Company has experienced significant fluctuations in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. During the second half of 1998, customer demand for semiconductor devices declined significantly, and the Company's operating results for this period were adversely affected as a result of this decline in demand. It is uncertain what the level of demand will be in the future for the industry and for the Company's products. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

MANUFACTURING RISKS.  The fabrication of integrated circuits is a highly complex and precise process. Manufacturing yields can be impacted by a variety of factors, many of which are outside
the  Company's  control.   A  large portion  of  the  Company's
manufacturing costs are relatively fixed and consequently the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition, cash flows, and results of operations would be materially and adversely affected. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company anticipates that it may need to increase its manufacturing capacity at some future point. Although the Company has internal capability to produce wafers for many of its products, it is dependent on outside wafer fabs for a significant portion of its wafer supply. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from external fabs due to quality and yield problems and capacity constraints. If these outside wafer foundries are not able to produce required supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the quantities of products produced by these foundries could be adversely affected. In addition, the Company relies on domestic and international subcontractors to perform assembly, packaging, and testing services. Disruption of these services could adversely affect the Company's operations.

INTERNATIONAL OPERATIONS. The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable, and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. (See "Foreign Currency Risks" in the 1998 Annual Report to Stockholders on page 34, which is included as Exhibit 13 to this report.)

A substantial portion of the Company's revenue is attributable to sales in Japan and Southeast Asia. The recent economic instability in certain Asian countries has marginally reduced sales into that region. There can be no assurance that this instability will not continue to affect the Company's operating results or will not have a material adverse effect on the Company's business, financial condition, cash flows, or operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers.

RELIANCE ON INDEPENDENT SALES CHANNELS. A significant portion of the Company's sales are conducted through independent sales representatives and distributors. These independent organiza-tions typically represent product lines offered by other
companies.   In  the  event  these  sales organizations reduced
their sales efforts with respect to the Company's products or terminated their relationship with the Company, the Company's operations could be adversely impacted until the Company was able to replace such resources.

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

YEAR 2000 COMPLIANCE. The Year 2000 issue concerns potential malfunctions resulting from computer programs using two-digit year codes in dates instead of four-digit codes. This may result in hardware and software not functioning properly before or following January 1, 2000, which may lead to minor or significant problems associated with manufacturing, distribution and other business operations. For many reasons, it is difficult to predict or quantify the impact that the Year 2000 problem will have on the Company, both before and for some period after January 1, 2000. Among these reasons are the lack of control over third party providers, the complexity of testing interconnected systems, and the uncertainty surrounding how other parties will deal with liability issues raised by Year 2000 failures that may occur despite the Company's implementation of its initiatives. Although the Company is not currently aware of any material Year 2000 deficiencies associated with its internal systems (that are not being addressed) or with respect to the adequacy of third-party systems, there can be no assurances, due to the complexity of the Year 2000 issue, that the Company will not experience unanticipated adverse consequences or material costs caused by undetected defects, including costs of potential litigation. The impact of such consequences could have a material adverse effect on the Company's business, financial condition, or results of operations. For more detailed information on Burr-Brown's Year 2000 initiative and state of readiness, see the disclosure under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"
on   pages  30  through  32  of  the  1998  Annual  Report   to
Stockholders, which is included as Exhibit 13 to this report.

ITEM 2.  PROPERTIES
Burr-Brown has manufacturing and/or technical facilities in Tucson, Arizona; Atsugi, Japan; and Livingston, Scotland. In 1994, Burr-Brown established business units in these locations to bring greater focus on their respective served markets and accelerate new product development. The Company's major manufacturing and engineering facilities and administrative offices are located in six company-owned buildings, aggregating 281,000 square feet, on its 33 acre site in Tucson, Arizona. The Company also leases approximately 88,800 square feet in Tucson. All of this leased space is on short term contracts of two years or less. The major single building lease is for
61,000 square feet and will expire in March 1999. The aggregate current gross rental for all Tucson properties is approximately $576,000 per year. The Company also owns approximately 120 acres of land in Tucson which is being held in reserve for future expansion.

In December 1998, the Company's Scottish subsidiary purchased a 12,000 square foot building in Livingston, Scotland which houses product development and administrative offices. The Scottish subsidiary also owns approximately 20 acres of land in Livingston, Scotland. The Company's Atsugi Technical Center in Atsugi, Japan, is a 44,500 square foot building which houses sales, product testing, and research and development activities; the Company has a fifteen year lease on this facility which expires in 2001. Also, the Company has other various sales offices that lease space under agreements with varying maturities.

The  Company's  Tucson, Arizona campus is part  of  the  Tucson
International Airport Superfund site. The Company has agreed with the United States Environmental Protection Agency (EPA) to implement site remediation actions pursuant to the provisions of a Consent Decree Agreement with the EPA. The Company incurred approximately $75,000, $200,000, and $149,000 of remediation expense in 1998, 1997, and 1996, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
At December 31, 1998, there were four individuals designated as
executive  officers by the Board of Directors.   The  following
sets forth certain information with regard to the three executive officers of Burr-Brown who are not Directors:

J. Scott Blouin - Chief Financial Officer              Age 48
Mr. Blouin is responsible for all aspects of worldwide financial management for the Company, including Accounting, Treasury, and Tax. He joined Burr-Brown in 1995 as Corporate Controller and was promoted to CFO in 1996. Prior to that, he was employed for 17 years at Analog Devices where he held a series of increasingly more senior positions in financial management. Mr. Blouin holds a BS from the University of New Hampshire and an MBA from Wake Forest University.


Kenneth G. Wolf - Executive Vice President             Age 58
Mr. Wolf is responsible for worldwide operations for the Company, including Fabrication and Technology Development, Assembly and Test Operations, Materials Management, Quality, and Product Engineering. He joined Burr-Brown in April 1997. Previously, he was Corporate Vice President at Motorola from 1965 to 1987, President and CEO of Synergy Semiconductor from
1987 to 1992, Vice President and General Manager of Mass Storage and Logic Products at National Semiconductor from 1993 to 1997. Mr. Wolf holds BS and MS degrees in electrical engineering from the University of Wyoming and is a graduate of the Motorola Executive Management Institute.

Bryan Rooney - Vice President, Sales                   Age 51
Mr.  Rooney  is  responsible  for the  Company's  American  and
European sales operations. He joined the Company in 1996. Prior to joining the Company, from 1988 to 1996, Mr. Rooney held senior management positions with Brooktree Inc., a semiconductor manufacturer that is now a division of Rockwell, first as National Sales Manager, then as Vice President of
Worldwide Sales and finally as the Managing Director for Europe. Prior to that, Mr. Rooney held management positions with Silicon Systems, Monolithic Memories, Inc., and Analog Devices. Mr. Rooney holds an HNC degree in electrical engineering from Strathelyde University, Scotland.

                            PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the section entitled "Quarterly Market and Dividend Information" in the 1998 Annual Report to Stockholders on page 26, which is included as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to the section entitled "Five Year Financial Summary" in the 1998 Annual Report to Stockholders on page 36, which is included as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 35 of the 1998 Annual Report to Stockholders, which is included as Exhibit 13 to this report.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
The information required by this item is incorporated by reference to the sections entitled "Interest Rate Risks" and
"Foreign Currency Risks" in the 1998 Annual Report to Stockholders on pages 33 and 34, which is included as Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item appear in the 1998 Annual Report to Stockholders on pages 12 through 25, which is included as Exhibit 13 to this report and is incorporated herein by reference.

ITEM  9.   CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The information required by this item for the Company's Directors is incorporated by reference to the section entitled "Election of Directors" on pages 4 and 5 in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders. The information required by this item for the other executive officers of the Company is included at the end of Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION
The information, with respect to Executive Compensation, appearing under the caption "Executive Compensation and Other Information" on pages 6 through 11 of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT
The information appearing under the caption "Security Ownership of Principal Stockholders and Management" on pages 2 and 3 of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                          ON FORM 8-K

a(1) Financial Statements:

     The following consolidated financial statements are incorporated by reference under Part II, Item 8, from the Registrant's 1998 Annual Report to Stockholders:

                                     PAGES OF 1998 ANNUAL
                                   REPORT TO STOCKHOLDERS
                                INCORPORATED BY REFERENCE

Report of Ernst & Young LLP, Independent Auditors      25

Consolidated Statements of Income for the years ended
December 31, 1998, 1997, and 1996                      12

Consolidated Statements of Changes in Stockholders'
Equity for the years ended December 31, 1998, 1997,
and 1996                                               13

Consolidated Balance Sheets at December 31, 1998,
1997, and 1996                                         14

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997, and 1996                15

Notes to Consolidated Financial Statements           16-25




                                                  Form 10-K
a(2) Financial Statement Schedules for the years      Page
ended December 31, 1998, 1997, and 1996:

     Schedule II - Valuation and Qualifying Accounts   17

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

     10.3 Restated Burr-Brown Corporation Employee Retirement Plan dated January 1, 1988, incorporated by reference as
          Exhibit 10.17 to the Registrant's 10-K filing for the period ended December 31, 1994. Amendment to Employee Retirement Plan dated July 18, 1996, incorporated by reference as Exhibit 10.9 to the Registrant's 10-K filing for the period ended December 31, 1996. Amendment to Employee Retirement Plan dated December 18, 1998, filed herein.

     10.4 Consent Decree filed with the United States District Court on March 13, 1990, between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation. Incorporated by reference as Exhibit
          10.32 to theRegistrant's 10-K filing for the period ended December 31, 1991.

     10.5 Trust Agreement for Future Investment Plan Trust dated December 1, 1998, between Burr-Brown Corporation and Fidelity Management Trust Company, filed herein.

     10.6 Burr-Brown Corporation 1993 Stock Incentive  Plan
          Amended and Restated through February 16, 1996, incorporated by reference to Exhibit 10.16 to the Registrant's 10-K filing for the period ended December 31, 1996.

     10.7 Burr Brown's Cash Profit Sharing Plan dated April 21,
          1995, incorporated by reference to Exhibit 10.18 of the Registrant's 10-K filing for the period ended December 31, 1995.

     10.8 Loan Agreement dated January 31, 1996, between Burr-
          Brown Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.19 of the Registrant's 10-K filing for the period ended December 31, 1995. Amendment to Loan Agreement dated December 2, 1998, filed herein.

     10.9 Burr-Brown Employee Stock Purchase Plan  dated  August
          1, 1998, incorporated by reference to Exhibit 99.8 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 7, 1998.

     13. Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are expressly incorporated by reference into this Annual Report on Form 10-K, filed herein.

     21.  Subsidiaries of the Registrant, filed herein.

     23. Consent of Ernst & Young LLP, Independent Auditors, filed herein.

     24. Power of Attorney, incorporated by reference from page 16 hereof.

     27.  Financial Data Schedules, filed herein.

b. No reports on Form 8-K have been filed during the fourth quarter of 1998.

                         SIGNATURES
Pursuant  to  the requirements of Section 13 or  15(d)  of  the
Securities  and Exchange Act of 1934, the Registrant  has  duly
caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     ----------------------
     Registrant

By:  SYRUS P. MADAVI                      Date:  March 29, 1999
     ---------------
     Syrus P. Madavi
     Chairman of the Board, President
     and Chief Executive Officer

     J. SCOTT BLOUIN                      Date:  March 29, 1999
     ---------------
     J. Scott Blouin
     Chief Financial Officer


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


Name                   Title                   Date

SYRUS P. MADAVI       Chairman of the Board,  March 29, 1999
---------------       President and Chief
Syrus P. Madavi       Executive Officer


J. SCOTT BLOUIN       Chief Financial         March 29, 1999
---------------       Officer
J. Scott Blouin

THOMAS R. BROWN, Jr.  Director                March 29, 1999
---------------
Thomas R. Brown, Jr.

FRANCIS J. AGUILAR    Director                March 29, 1999
------------------
Francis J. Aguilar

JOHN S. ANDEREGG, Jr. Director                March 29, 1999
---------------------
John S. Anderegg, Jr.

MARCELO A. GUMUCIO    Director                March 29, 1999
------------------
Marcelo A. Gumucio

                 BURR-BROWN CORPORATION AND SUBSIDIARIES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (Thousands of dollars)

              Years Ended December 31, 1998, 1997, And 1996

COL. A            COL. B       COL. C     COL. D        COL. F
                               Additions  Deductions(1) Balance
                  Balance At   Charges    & Currency    At End
                  Beginning    To Costs   Translation      Of
Classification    Of Period    & Expenses Effect        Period
--------------    ---------    ---------- -----------   -------

1998
----
Allowance for
Doubtful Accounts  $1,025      $ 91        $( 50)      $1,066

1997
----
Allowance for
Doubtful Accounts  $1,081      $125        $(181)     $1,025

1996
----
Allowance for
Doubtful Accounts  $1,346      $ 45        $(310)     $1,081


[FN]
(1)  Uncollectible accounts written off, net of recoveries.
Note:  Column E - Other is zero