Form 10-Q
period 1999-04-03
BURR BROWN CORP
filed 1999-05-18
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
------    Securities Exchange Act of 1934

               For the quarterly period ended April 3, 1999

                               or

          Transition  Report Pursuant to Section 13 or  15(d)  of
------    the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
                     ----------------------
     (Exact name of registrant as specified in its charter)

    Delaware                                     86-0445468
   ----------                                   ------------
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

         Common Stock, $0.01 par value 36,588,757 Shares

                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX
                             -----

PART  I. FINANCIAL INFORMATION                              Page #
------------------------------                              ------
Item 1  Financial Statements (Unaudited)

         Consolidated Statements of Income, Three
         Months Ended April 3, 1999, and April 4, 1998           3

         Consolidated Balance Sheets, April 3, 1999,
         and December 31, 1998                                   4

         Consolidated Statements of Cash Flows, Three
         Months Ended April 3, 1999, and April 4, 1998           5

         Notes to Consolidated Financial Statements              6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      9

Item 3  Quantitative and Qualitative Disclosure of Market Risk  13


PART II.  OTHER INFORMATION
---------------------------
Item 6  Exhibits and Reports on Form 8-K                        15


     SIGNATURES
     ----------
     Signature Page                                             15

PART I. FINANCIAL INFORMATION




                BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands except per share amounts)


                                           Three Months Ended

                                           Apr. 3,    Apr. 4,
                                             1999      1998
                                           --------   --------
Net Revenue                                $ 61,007   $ 68,685
Cost of Goods Sold                           30,228     33,087
                                           --------    -------
Gross Margin                                 30,779     35,598
% of revenue                                  50.5%      51.8%
Expenses:
Research & Development                       10,063      9,810
% of revenue                                    16%        14%
Sales, Marketing, General and
 Administrative                              11,091     12,131
% of revenue                                    18%        18%
                                           --------    -------
Total Operating Expenses                     21,154     21,941
% of revenue                                    35%        32%
Income from Operations                        9,625     13,657
% of revenue                                    16%        20%
Interest Expense                                117         93
Other (Income) Expense                        (717)      (959)
                                           --------    -------
Income Before Income Taxes                   10,225     14,523
% of revenue                                    17%        21%
Provision for Income Taxes                    2,761      4,357
Effective Tax Rate                              27%        30%
                                           --------    -------
Net Income                                 $  7,464   $ 10,166
% of revenue                                    12%        15%
                                           ========   ========
Basic Earnings per Common Share            $   0.20   $   0.28
                                           ========   ========
Shares used in basic per share
  calculation                                36,692     36,448
                                           ========    =======
Diluted Earnings per Common Share          $   0.20    $  0.27
                                           ========    =======
Shares used in diluted per share
 calculation                                 38,248     38,359
                                           ========    =======


 See Notes to Consolidated Financial Statements.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (In thousands of dollars)


                                           Apr. 3,     Dec. 31,
                                             1999         1998
                                         -----------   ---------
                                         (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents              $    74,638   $  72,427
  Short-Term Investments                       3,622       3,620
  Trade Receivables                           54,809      54,677
  Inventories                                 50,910      52,296
  Deferred Income Taxes                        6,618       6,447
  Other                                       10,611       9,960
                                           ---------   ---------
  Total Current Assets                       201,208     199,427

Long-Term Investments                         42,782      44,209
Land, Buildings and Equipment
  Land                                         5,133       5,145
  Buildings and Improvements                  28,443      28,214
  Equipment                                  169,381     167,596
                                          ----------   ---------
                                             202,957     200,955
  Less Accumulated Depreciation            (111,110)   (108,791)
                                          ----------   ---------
                                              91,847      92,164
Other Assets                                   2,750       2,891
                                          ----------   ---------
                                          $  338,587   $ 338,691
                                          ==========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                           $   16,334   $  17,289
  Accounts Payable                            14,362      16,179
  Accrued Expenses                             4,231       3,649
  Accrued Employee Compensation and
    Payroll Taxes                              5,004       6,056
  Deferred Profit from Distributors            7,167       8,790
  Income Taxes Payable                         7,169       4,857
  Current Portion of Long-Term Debt            1,151       1,235
                                         -----------   ---------
  Total Current Liabilities                   55,418      58,055

Long-Term Debt                                 2,471       2,921
Deferred Income Taxes                          3,832       3,547
Other Long-Term Liabilities                      611         655
Stockholders' Equity
  Preferred Stock                                  -           -
  Common Stock                                   387         386
  Additional Paid-In Capital                 101,282     100,212
  Retained Earnings                          192,755     185,295
  Accumulated Other Comprehensive Income       2,009       2,739
  Treasury Stock                            (20,178)    (15,119)
                                         -----------   ---------
                                             276,255     273,513
                                         -----------   ---------
                                         $   338,587   $ 338,691
                                         ===========   =========

See Notes to Consolidated Financial Statements.

               BURR-BROWN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                      (In thousands of dollars)


                                             Three Months Ended
                                            Apr. 3,    Apr. 4,
                                              1999      1998
                                            -------    --------
OPERATING ACTIVITIES:
Net Income                                  $ 7,464    $ 10,166
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization               4,585       3,956
  Benefit from Deferred Income Taxes           (47)       (158)
  Increase (Decrease) in Deferred Profit
    from Distributors                       (1,623)          82
  Other                                         363       (235)
Changes in Operating Assets and Liabilites:
  (Increase) Decrease in Trade Receivables  (1,174)     (4,455)
  (Increase) Decrease in Inventories          1,086     (2,265)
  (Increase) Decrease in Other Assets         (837)     (2,849)
  Increase (Decrease) in Accounts Payable   (1,346)       1,315
  Increase (Decrease) in Accrued Expenses
    and Other Liabilities                     2,190     (3,317)
                                            -------    --------
Net Cash Provided By  Operating Activities   10,661       2,240

INVESTING ACTIVITIES:
Purchases of Investments                    (2,033)     (3,568)
Maturities of Investments                     3,552      15,648
Purchases of Land, Buildings and Equipment  (4,806)     (4,396)
Proceeds from Sale of Equipment                   -         101
                                            -------    --------
Net Cash Provided by (Used in) Investing
  Activities                                (3,287)       7,785

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
  Borrowings                                     40       5,012
Payments on Short-Term and Long-Term
  Borrowings                                  (299)       (156)
Proceeds from (Payments for) Capital Stock
  Activity, Net                             (3,992)       2,274
                                            -------    --------

Net Cash Provided By (Used In) Financing
  Activities                                (4,251)       7,130

Effect of Exchange Rate Changes               (912)         502
                                            -------    --------

Increase in Cash and Cash Equivalents         2,211      17,657

Cash and Cash Equivalents at Beginning of
  Year                                       72,427      54,284
                                            -------    --------

Cash and Cash Equivalents at End of Three
  Months                                    $74,638    $ 71,941
                                            =======    ========

See Notes to Consolidated Financial Statements.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
               (In thousands except per share amounts)

1.  BASIS OF PRESENTATION
-------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.


2.  EARNINGS PER SHARE
----------------------

The following table sets forth the shares used in the computation of basic and diluted earnings per share for the three months ended April 3, 1999 and April 4, 1998.


                                     Apr.3,           Apr.4,
                                      1999             1998
                                    ---------        --------
Weighted average common shares
  outstanding                          36,692          36,448
Dilutive effect of stock
  options outstanding using
  the Treasury Stock Method             1,556           1,911
                                    ---------        --------
Shares used in computed Diluted
  Earnings Per Share                   38,248          38,359
                                    =========        ========

3.  COMPREHENSIVE INCOME
------------------------
The components of comprehensive income, net of related tax, for the three months ended April 3, 1999 and April 4, 1998 are as follows:


                                 Apr. 3,          Apr. 4,
                                   1999             1998
                                ---------        --------
Net Income                      $   7,464        $ 10,166
Unrealized gain on cash flow
  hedges                              398               -
Unrealized loss on investments       (11)            (83)
Foreign currency translation
  adjustment                      (1,117)           (593)
                                ---------        --------
Comprehensive income            $   6,734        $  9,490
                                =========        ========


The components of accumulated other comprehensive income, net of related tax, at April 3, 1999 and December 31, 1998 are as follows:


                                  Apr. 3,        Dec. 31,
                                    1999            1998
                                ---------        --------
Unrealized gain/(loss) on cash
  flow hedges                   $     247        $  (151)
Unrealized gain on investments        154             165
Foreign currency translation
  adjustment                        1,608           2,725
                                ---------        --------
Accumulated other comprehensive
  income                        $   2,009        $  2,739
                                =========        ========



4.  INVENTORIES
---------------


Inventories consist of the following:

                                 Apr. 3,         Dec. 31,
                                   1999             1998
                                ---------        --------
       Raw Material             $   8,042        $  8,762
       Work-in-Process             26,213          25,718
       Finished Goods              16,655          17,816
                                ---------        --------
                                $  50,910        $ 52,296
                                =========        ========



5.  TAX RATE
------------

The  effective  tax rate for 1999 is estimated  to  be  27%.  The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.

6.  BUSINESS SEGMENT DATA
-------------------------

The Company has three reportable segments: North America (principally the United States), Far Eastern (principally Japan, but including Singapore beginning in 1998) and European (principally the United Kingdom, France, Germany, and Italy). Each of these segments derives revenue from the sale of the full array of the Company's product lines, although the Far Eastern segment has a higher concentration of sales from certain mixed signal products.

Segment information at and for the three months ended April 3, 1999 and April 4, 1998 is as follows:


                                 Apr. 3,          Apr. 4,
                                   1999            1998
                               ----------      ----------
Net Revenue:
 North American Operations:
  Unaffiliated customers       $   23,322      $   25,820
  Foreign unaffiliated
   customers                       11,641          10,485
  Consolidated subsidiaries        16,840          19,030
                               ----------      ----------
                                   51,803          55,335
 European Operations:
  Unaffiliated customers            7,969          10,622
  Consolidated subsidiaries             -           1,603
                               ----------      ----------
                                    7,969          12,225

 Far Eastern Operations:
  Unaffiliated customers           18,075          21,758
  Consolidated subsidiaries         4,251           2,272
                               ----------      ----------
                                   22,326          24,030

  Eliminations                   (21,091)        (22,905)
                               ----------      ----------
                               $   61,007      $   68,685
                               ==========      ==========


                                 Apr. 3,          Apr. 4,
                                   1999            1998
                               ----------      ----------
Income (Loss) Before Income Taxes:
 North American Operations     $    9,083      $   10,764
 European Operations                  470             390
 Far Eastern Operations               539           4,029
 Eliminations - primarily
   United States                      133           (660)
                               ----------      ----------
                               $   10,225      $   14,523
                               ==========      ==========

                                 Apr. 3,         Apr. 4,
                                  1999            1998
                               ----------      ----------
Identifiable Assets:
 North American Operations     $  297,729      $  274,981
 European Operations               23,448          25,960
 Far Eastern Operations            45,453          46,552
 Eliminations                    (28,043)        (34,332)
                               ----------      ----------
                               $  338,587      $  313,161
                               ==========      ==========



7.  FOREIGN CURRENCY CONTRACTS AND HEDGING ACTIVITIES
-----------------------------------------------------
Due to the Company's significant international sales, both to unafilliated customers and to its foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations on the future U.S. dollar value of its revenue, operating expense transactions, as well as the U.S. dollar value of its accounts receivable denominated in foreign currencies. For currencies other than the Japanese yen, the Company mainly uses the natural hedges resulting from intercompany payables and expenses incurred in local currencies to dampen the effect of foreign currency fluctuations. Due to the significance of Japan to its consolidated operations, the Company uses foreign currency forward and purchased options contracts to hedge forecasted Yen denominated sales transactions and specific Yen dominated cost transactions and uses foreign currency forward contracts to hedge Yen denominated accounts receivable.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as of October 4, 1998, the
first day of its fourth fiscal quarter in 1998.   At April 3,
1999, the Company's foreign currency contracts designated as cash flow hedges consisted of purchased options and forward contracts. These contracts had a notional value of $16,860 and hedged anticipated Japanese Yen denominated sales transactions. At
April 3, 1999, the Company's fair value hedges consisted of
forward contracts.  These contracts had a notional value of
$3,419 and hedged Japanese Yen denominated accounts receivable.
The Company assesses the effectiveness of its foreign currency hedges using the spot rate, and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expense, and was immaterial to the quarter ended
April 3, 1999.   The gains deferred as other comprehensive income
on cash flow hedges amounted to $247 net of the deferred tax effect of $68. Such amounts will be reflected in the Company's income statements between April and September 1999 as the forecasted transactions occur. Gains on fair value hedges were reflected in other (income) expense, and were immaterial to the quarter ended April 3,1999.

The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of April 3, 1999:

Foreign Currency Contracts-Japanese Yen

Foreign Currency Contracts         Notional  Fair Value
-------------------------------------------------------
Forward contracts                  $ 12,041   $     254
Purchased option contracts            8,238         109
                                   --------   ---------
                                   $ 20,279   $     363
                                   ========   =========

Prior to adopting SFAS No. 133, the Company marked all foreign currency forward contracts, which hedged accounts receivable to market, with the resulting gain or loss included as other (income) expense. Gains under foreign currency purchased option contracts which were designated and effective as hedges of forecasted sales transactions were deferred until realized, at which time they were reported as revenue in the consolidated financial statements. Such realized and unrealized gains and losses were insignificant for the three months ended April 4, 1998.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed under "Quantitative and Qualitative Disclosure of Market Risk."


RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of 1999 was $7.5 million or $.20 per diluted share. This compares to net income of $8.7 million or $.23 per diluted share for the preceding quarter and to net income of $10.2 million or $.27 per diluted share for the same quarter of 1998. The Company has been impacted by an industry-wide cyclical downturn that began in the second quarter of 1998. However, first quarter 1999 bookings showed an approximate 20% increase relative to fourth quarter 1998.

First quarter revenue of $61.0 million was 1.2% lower than the preceding quarter and 11.2% lower than the first quarter of 1998. While revenue for most product lines were flat or slightly down, compared to the prior quarter, the Company saw a 22.1% increase in the revenue of its High Speed products. These products serve primarily the communications market.

Sales declined in all regions of the world in the first quarter of 1999, relative to the same quarter in 1998. The North American region experienced the largest decline in dollar terms, approximately $3.5 million. In percentage terms, the European region showed the largest decline, experiencing a 34.8% drop relative to the same quarter in 1998.

Gross margin for the quarter was 50.5% of revenue. This compares to gross margin of 50.3% of revenue in the fourth quarter of 1998 and 51.8% of revenue in the first quarter of 1998. Like product, like volume pricing, as has been typical, remained stable during the quarter. Mix continues to shift toward higher volume products with lower average selling prices, to date, without having an adverse effect on aggregate gross margin. This is consistent with the Company's strategy to offer high performance analog and mixed signal intergrated circuits for high volume, fast growing, emerging applications. The Company's plan is to improve gross margin if there is an acceleration of revenue growth.

Operating  expense  growth was actively  constrained  during  the
quarter   given  the  uncertainty  in  demand.   Total  operating
expenses at $21.2 million were down $436,000 from the fourth quarter of 1998 and $787,000 from the first quarter 1998. Sales, Marketing and G&A (SMG&A) for the quarter was down $303,000, sequentialy and $1,040,000 lower than a year ago. Research and Development (R&D) expenses at 16.5% of revenue were flat compared to last quarter and increased compared to 14.3% of revenue for the same period last year. It is the Company's intention to target investment in R&D at approximately 14% to 15% of revenue and to maintain SMG&A at 18% or less of revenue. This reflects the Company's continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in SMG&A expenses.

First quarter operating income of $9.6 million or 15.8% of revenue declined by 29.5% over the first quarter of 1998. This decline was almost exclusively due to lower revenue. As compared to the prior quarter, operating income as a percentage of revenue increased 3.3%. This was due to continued functional expense controls and to higher margins in the first quarter of 1999.

Other income was lower than fourth quarter 1998, and first quarter 1998 due to lower investment and foreign exchange gain income. The effective tax rate for 1999 is estimated to be 27%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, foreign sales corporation, and tax credits.

As compared to last year, first quarter 1999 net income was down 26.6% on a 11.2% decline in revenue. It is the Company's goal to improve profit performance through gross margin expansion, by continued constraint on SMG&A expenses, and by revenue growth. The Company's strategy is to achieve revenue growth through new product development, increased penetration of traditional markets such as the industrial market, and expanded participation in new, emerging markets such as communications, consumer, and computing.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company believes that its financial position as of April 3, 1999 remains very sound. Despite over $4.8 million in capital spending and stock repurchases of $5.1 million, cash, equivalents, and investments were $121 million at quarter end, an increase of $.8 million or 0.7% during the quarter.

Inventories decreased by $1.4 million or 2.7% during the quarter to $50.9 million at April 3, 1999. The Company was able to decrease its finished goods inventory, while at the same time continuing to build strategic die bank inventory. This is consistent with the Company's intention to have sufficient die bank inventory to improve delivery performance to customers.

The Company's expectation for 1999 is for inventory to remain relatively flat in absolute terms and, if it is successful in achieving sales growth, to further decline as a percent of revenue. Inventory turns are essentially flat at 2.4 when compared to the end of 1998. The Company's 1999 objective is to improve this to over 3.

During the quarter, net accounts receivable remained essentially flat relative to fourth quarter 1998. Days sales outstanding
(DSO) increased to 84 days at April 3, 1999 from 79 days at the end of 1998. The increase in DSO reflected non-linearity in monthly shipments during the first quarter. DSO is planned to improve in 1999 due to increased use of distribution, improved shipment linearity, and more aggressive collection activity.

Capital expenditures totaled $4.8 million for the first quarter 1999, $1.8 million lower than the fourth quarter 1998. Backend capacity expansion for increased unit volume, next generation technology development, and modernization and standardization of manufacturing equipment were the primary users of capital spending. The Company plans to have 1999 capital expenditures within the range of $20 million to $25 million, consisting in large part of capacity expansion measures and improvements in product design automation.

At April 3, 1999, total debt was $20 million of which $3.6 million was term debt. This represented a $1.5 million decline in total debt compared to December 31, 1998. Most of this debt was held internationally and represented an interest rate arbitrage situation in Japan. In addition to term debt, credit facilities of approximately $41.3 million, including overdraft credit facilities with both domestic and international banks, were available to the Company, of which approximately $16.3 million or 39.5% was utilized. The current ratio improved to 3.63 at April
3, 1999 from 3.44 at December 31, 1998. The debt to equity ratio declined from .08 at 1998's fiscal year end to .07 at 1999's first quarter end. In October of 1998, the Company's board of directors approved the repurchase of up to 3 million shares of Burr-Brown's common stock, from time to time, pursuant to repurchase guidelines established by the Board. As of April 3, 1999, the Company has purchased 405,000 shares, 235,000 of which were purchased in the first quarter of 1999. Stockholders' equity increased by $29.6 million from the first quarter of 1998 and $2.7 million, sequentially.

International markets constitute a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. Exchange rate fluctuations can also affect the Company's reported revenue as the international subsidiaries' sales are primarily denominated in foreign currencies but reported in the consolidated financial statements in U.S. dollars using weighted-average exchange rates. When compared to the first three months of 1998, the effect of foreign exchange rate changes had an approximate 7.5% favorable impact on 1999 year to date revenue.(See also "Business Outlook-Market Risks")

The impact of inflation on the Company's financial position and results of operations has not been significant during the three month period ended April 3, 1999.

The Company's balance sheet continues to be strong and management believes that it possesses more than sufficient capital resources to meet the anticipated requirements of the next twelve months.

YEAR 2000 ISSUE
---------------

Year 2000 Initiative. The Year 2000 issue concerns potential malfunctions resulting from computer programs using two-digit year codes in dates instead of four-digit codes. This may result in hardware and software not functioning properly before or following January 1, 2000, which may lead to minor or significant problems associated with manufacturing, distribution, and other business operations. Burr-Brown's Year 2000 initiative is being addressed by a multi-disciplinary committee led by senior information system technology managers.

The committee is evaluating Year 2000 issues in the following five key categories:

a.   Company products;
b.   Business application systems;
c.   Information technology ("IT") infrastructure;
d. Non-IT infrastructure (factory and facilities equipment and infrastructure); and
e.   Third party suppliers and customers.

The committee is addressing each of these categories in three phases:

1.   Inventory (identify items with possible Year 2000 risk);
2.   Assessment  (prioritize  the inventory,  assess  Year  2000
     compliance,  plan  corrective  action,  and  identify   initial
     contingency plans); and
3. Remediation (implement corrective action, test and verify compliance, and execute contingency plans if not compliant).

State of Readiness. The Company has determined that its semiconductor products should not produce errors processing data as a result of Year 2000 failures, provided that all other products (e.g., other software, hardware, and electronic components) used with the Burr-Brown semiconductor products properly exchange accurate data. The Company's products are used in a wide variety of applications in conjunction with other electronic components and software from many different vendors; to verify proper Year 2000 operation of a complete system, customers will need to verify proper operation of each individual component as well as the system as a whole in the specific application environment.

The committee has completed an inventory of all domestic business applications systems and IT infrastructure (including software, hardware and communications infrastructure, systems developed in-house, purchased software and hardware, and services provided by third parties). The Company began a worldwide replacement of its primary business systems in 1994 to provide additional significant information system functionality as well as Year 2000 readiness. This replacement is nearly complete and is intended to be completed enterprise-wide by mid-1999. However, if this replacement is not completed on a timely basis, Year 2000 related failures could adversely impact the Company. These primary business application systems and IT infrastructure have been licensed or purchased from major software and IT vendors who represent that such systems and equipment are Year 2000 compliant. In addition to those representations, the Company is internally assessing these systems to ensure Year 2000 compliance in the Company's application environment. The committee has identified certain non-critical, legacy systems and applications that are not or may not be compliant. Specific compliance plans are being developed for these and all other items on the inventory. These plans include retirement, replacement, renovation, integration, and testing.

The committee has completed its inventory of Non-IT infrastructure and also has completed the assessment phase for several critical systems. Non-IT infrastructure includes physical fabrication and test facilities and equipment for production. Burr-Brown's manufacturing processes are very automated. The preliminary inventory has identified assembly and test equipment that contains embedded proprietary software or is integrated into PC software databases that will need renovation or replacement. If not remedied, it is possible that some of this infrastructure could cease to function. However, the Company believes most of this infrastructure would continue to function, but may report inaccurate data that could result in production inefficiencies. Remediation plans are being implemented with the assistance of the vendors of such equipment and software.

The Company is formally communicating with significant past and present suppliers, customers, and subcontractors to determine the extent to which they are vulnerable to Year 2000 issues. To date, the Company has communicated with approximately 400 such parties, and will continue to communicate with key suppliers that are not yet compliant in an effort to eliminate or minimize any impact their non-compliance may have on the Company's operations. Continuing feedback indicates that most of the Company's suppliers do not expect their business operations to be interrupted or adversely impacted by Year 2000 problems. In the event that any significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, it is possible that the Company's operations could be adversely affected.

Burr-Brown anticipates completing its remediations and contingency plans by the third quarter of 1999, and intends to complete Year 2000 compliance solutions for any critical systems that might be earlier impacted by Year 2000 issues (e.g., order entry systems) prior to any anticipated significant impact from Year 2000 date issues. Of course, completion of the project is contingent upon the timeliness and accuracy of software upgrades and equipment from vendors, the adequacy and accuracy of our internal and external resources used in assessing, remediating, and testing our internal systems for compliance, the timely cooperation of our suppliers, subcontractors and customers, and other potential factors. Furthermore, there can be no assurances that implementation of the Company's Year 2000 initiatives will fully mitigate potential failures or problems.

Cost of Compliance: Since 1994, the Company has expended approximately $15 million on information system replacement. The committee currently anticipates spending between $0.7 - $1.7 million to achieve Year 2000 compliance for presently identified IT and Non-IT infrastructure that will require remediation. The committee has and will continue to use, as required, external consultants to assess and mitigate Year 2000 problems. To the extent the Company is required to use outside consultants more than presently anticipated, the Company's costs to address Year 2000 issues will increase. These cost estimates may change as more information becomes known. All Year 2000 costs have been and will continue to be funded from operations.

Critical Risks. Although the Company intends that its Year 2000 initiative will avoid any material adverse effect on its operations, cash flows, or financial condition, it recognizes that the occurrence of worst case Year 2000 scenarios could significantly impede its ability to manufacture, distribute, and sell its products for an indefinite period of time. The Company is dependent on basic public and private infrastructure for its normal operations. In the event utilities, distribution channels, banking systems, or other fundamental services are unavailable as a result of Year 2000 failures, this would have a severe impact on continuing business operations. Any long-term interruption would have a material adverse impact on the Company. In addition, the Company does not have readily available alternative sources of supply for certain materials and services (e.g., specific wafer production processes). The Company would not be able to replace these critical suppliers without significant delay and cost.


BUSINESS OUTLOOK
----------------

In order to provide our shareholders with better insight to our future plans, directions, and objectives, the following forward looking statements are provided.

MARKETS: The Company intends to continue to emphasize the industrial and process control and test and instrumentation markets in which it holds a leadership position in order to protect and enhance market penetration. The Company expects to hold a steady market position in the digital audio market. In addition, it will endeavor to improve its market position in the relatively larger and faster growth communications and computing markets.

PRODUCTS: The Company possesses very strong core competencies in the development, manufacture, and marketing of high performance analog and mixed signal integrated circuits. It also maintains a strong presence in digital audio applications. Increasingly, it has been expanding its product offerings to selected aspects of the communications market, including wireless and broadband applications. The Company believes that, by using these capabilities to address the requirements of its target markets, it can sustain substantial growth over the next five years. To capitalize on rapid growth opportunities, the Company is seeking to increase its number of product offerings and reduce the time required to bring new products to market. The Company is also seeking to design products for a wide customer base. Product offerings will include both standard linear products which will serve a wide range of market applications and, on a selective basis, products which target specific needs of very high growth market segments.

GROSS MARGIN: The Company's plans call for a continually expanding gross margin over the next five years. Product pricing is expected to remain stable and continue to reflect the high value-added content of these products. Accordingly, the Company's ability to increase revenues will depend in part upon its ability to increase unit sales volumes of existing products and to introduce and sell new products. Increased volume and improved manufacturing efficiency are expected to continue to reduce product costs. Some products targeting very high volume, rapid growth applications will be characterized by relatively lower gross margins but should require lower levels of operating costs compared to products serving more traditional markets.

OPERATING EXPENSES: In order to support acceleration of new product development, the Company will continue to increase its R&D expenditures. The Company intends to constrain SMG&A expenses to a rate substantially lower than that of revenue growth. The goal is continual expansion of operating margins with sales growth while allowing for increased research and development investment as the primary engine of that growth.

INVESTMENTS: The Company believes the growth opportunities inherent in this strategy will require significant additions to manufacturing capacity and technological capabilities over the next five years. This will be met in the form of internal capital investments and development of source of supply arrangements with third party vendors as well as potential timely and synergistic business acquisitions.

MARKET RISKS: The Company is exposed to certain financial market risks, principally changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS: As the Company is virtually debt-free, the Company's interest rate risk at April 3, 1999 relates primarily to its cash equivalents, short-term, and long-term investments.

The following summarizes the future maturities of the Company's cash equivalents, short-term, and long-term investments at April
3, 1999:

                         Fair Value     Weighted Yield
                         ------------------------------
Maturities in 1999       $ 59,471,000        3.67%
Maturities in 2000         42,782,000        4.75%
-------------------------------------------------------
Total                    $102,253,000        4.11%
                         ==============================

FOREIGN CURRENCY RISKS: International markets account for a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. These contracts have historically been in three currencies, Japanese Yen, British Pounds and German Marks, although such contracts have been exclusively in Japanese Yen in 1998 and 1999. The following summarizes the foreign currency forward and option contracts, which settle in 1999, in effect at April 3, 1999:

                                Notional      Average    Fair
                                Amount        Rate       Value
                                ---------------------------------
Japanese Yen Forward Contracts  $12,041,000   116.50     $254,000
Japanese Yen Option Contracts     8,238,000   121.46      109,000
-----------------------------------------------------------------
Total                           $20,279,000              $363,000
                                =================================


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
------------------------------------------------------

The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit, and profitability; including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the United States and international markets, the timing of new product introductions, availability of wafers and other materials and services, fluctuations in manufacturing yields, and the continued service of key management, employees and providers. The Company has experienced significant fluctuations in operating results in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As noted above, the industry is currently experiencing a downturn and the Company is unable to predict the likely extent or duration of this downturn. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, because most of the Company's international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the
Company's operating results. A substantial portion of the Company's revenue is attributable to sales in Japan and Southeast Asia. The recent economic instability in Japan and Southeast Asia has had a negative impact on the Company's sales during 1998 and 1999, and there can be no assurance that this condition will not continue. This situation could have a material adverse effect on the Company's business, financial condition, cash flows, or operating results, particularly to the extent that this instability materially impacts the sales of products manufactured by the Company's customers.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
a.     Exhibits


   27. Financial Data Schedule.

b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended April 3, 1999.

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


     Date: May 17, 1999
           ------------