Form 10-Q
period 1999-07-03
BURR BROWN CORP
filed 1999-08-17
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
-------   Securities Exchange Act of 1934

                    For the quarterly period ended July 3, 1999

                               or

          Transition Report Pursuant to Section 13 or 15(d) of the
--------  Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
                     ----------------------
     (Exact name of registrant as specified in its charter)

    Delaware                                      86-0445468
  -------------                                 ---------------
(State of Incorporation)                  (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                        Tucson, Arizona 85706
                  ----------------------------
            (Address of principle executive offices)

                          (520) 746-1111
                   -----------------------------
                 (Registrant's telephone number)

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

         Common Stock, $0.01 par value 36,901,559 Shares
             BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

PART  I. FINANCIAL INFORMATION                            Page#

Item 1   Financial Statements (Unaudited)

         Consolidated Statements of Income, Three and Six
         Months Ended July 3,1999, and July 4,1998            3

         Consolidated Balance Sheets, July 3, 1999,
         and December 31, 1998                                4

         Consolidated Statements of Cash Flows, Six
         Months Ended July 3, 1999, and July 4, 1998          5

         Notes to Consolidated Financial Statements           6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  9

Item 3   Quantitative and Qualitative Disclosure of
         Market Risk                                         14


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                    16


     SIGNATURES

         Signature Page                                      16

PART I.    FINANCIAL INFORMATION



                BURR-BROWN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
               (In thousands except per share amounts)


                        Three Months Ended    Six Months Ended


                       Jul. 3,      Jul. 4,    Jul. 3,    Jul. 4,
                         1999         1998       1999       1998
                       --------   --------   ---------   --------
Net Revenue            $  68,210  $  66,518  $ 129,217   $135,203
Cost of Goods Sold        32,643     31,997     62,871     65,084
                       ---------  ---------  ---------   --------
Gross Margin              35,567     34,521     66,346     70,119
% of revenue               52.1%      51.9%      51.3%      51.9%
Expenses:
Research &
 Development              10,426      9,970     20,489     19,780
% of revenue                 15%        15%        16%        15%
Sales, Marketing,
 General and
 Administrative           11,671     12,343     22,762     24,474
% of revenue                 17%        19%        18%        18%
                       ---------  ---------  ---------   --------
Total Operating
 Expenses                 22,097     22,313     43,251     44,254
% of revenue                 32%        34%        33%        33%
Income from
 Operations               13,470     12,208     23,095     25,865
% of revenue                 20%        18%        18%        19%
Interest Expense             114        108        231        201
Other (Income)
 Expense                   (760)      (789)    (1,477)    (1,748)
                       ---------  ---------  ---------   --------
Income Before
 Income Taxes             14,116     12,889     24,341     27,412
% of revenue                 21%        19%        19%        20%
Provision for
Income Taxes               3,811      3,455      6,572      7,812
Effective Tax Rate           27%        27%        27%        28%
                       ---------  ---------  ---------   --------
Net Income             $  10,305  $   9,434  $  17,769   $ 19,600
% of revenue                 15%        14%        14%        14%
                       =========  =========  =========   ========
Basic Earnings per
 Common Share          $    0.28  $    0.26  $    0.48   $   0.54
                       =========  =========  =========   ========
Shares used in basic
 per share calculation    36,773     36,660     36,733     36,554
                       =========  =========  =========   ========

Diluted Earnings per
 Common Share          $    0.27  $    0.25  $    0.46   $   0.51
                       =========  =========  =========   ========
Shares used in diluted
 per share calculation    38,881     38,505     38,579     38,434
                        ========   ========  =========   ========


See Notes to Consolidated Financial
Statements.

                 BURR-BROWN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)


                                          Jul. 3,    Dec. 31,
                                            1999        1998
                                        -----------  ---------
                                        (Unaudited)
ASSETS
Current Assets
 Cash and Cash Equivalents              $    91,123   $  72,427
 Short-Term Investments                      24,481       3,620
 Trade Receivables                           60,634      54,677
 Inventories                                 51,455      52,296
 Deferred Income Taxes                        6,607       6,447
 Other                                        9,942       9,960
                                        -----------   ---------
Total Current Assets                        244,242     199,427

Long-Term Investments                        15,924      44,209
Land, Buildings and Equipment
 Land                                         5,128       5,145
 Buildings and Improvements                  32,158      28,214
 Equipment                                  169,765     167,596
                                        -----------   ---------
                                            207,051     200,955
 Less Accumulated Depreciation            (114,894)   (108,791)
                                        -----------   ---------
                                             92,157      92,164
Other Assets                                  2,727       2,891
                                        -----------   ---------
                                        $   355,050   $ 338,691
                                        ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes Payable                          $    16,200   $  17,289
 Accounts Payable                            15,551      16,179
 Accrued Expenses                             3,969       3,649
 Accrued Employee Compensation and
  Payroll Taxes                               6,544       6,056
 Deferred Profit from Distributors            8,729       8,790
 Income Taxes Payable                         5,821       4,857
 Current Portion of Long-Term Debt            1,138       1,235
                                         ----------   ---------
 Total Current Liabilities                   57,952      58,055

Long-Term Debt                                2,178       2,921
Deferred Income Taxes                         3,865       3,547
Other Long-Term Liabilities                     587         655
Stockholders' Equity
 Preferred Stock                                  -           -
 Common Stock                                   390         386
 Additional Paid-In Capital                 106,095     100,212
 Retained Earnings                          203,056     185,295
 Accumulated Other Comprehensive
  Income                                      1,434       2,739
 Treasury Stock                            (20,507)    (15,119)
                                         ----------   ---------
                                            290,468     273,513
                                         ----------   ---------
                                         $  355,050   $ 338,691
                                         ==========   =========

See Notes to Consolidated Financial Statements.

              BURR-BROWN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (In thousands of dollars)


                                            Six Months Ended
                                          Jul. 3,      Jul. 4,
                                            1999         1998
                                          --------     --------
OPERATING ACTIVITIES:
Net Income                                $ 17,769     $ 19,600
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating
Activities:
 Depreciation and Amortization               9,167        7,965
 Benefit from Deferred Income Taxes             23          141
 Increase (Decrease) in Deferred Profit
  from Distributors                           (61)          653
 Other                                         306        (116)

Changes in Operating Assets and
Liabilities:
 (Increase) Decrease in Trade Receivables  (7,382)      (6,844)
 (Increase) Decrease in Inventories            524          495
 (Increase) Decrease in Other Assets         (349)      (3,702)
 Increase (Decrease) in Accounts Payable      (66)        1,308
 Increase (Decrease) in Accrued Expenses
  and Other Liabilities                      3,527      (4,567)
                                          --------     --------

Net Cash Provided By Operating Activities   23,458       14,933

INVESTING ACTIVITIES:
Purchases of Investments                   (4,238)      (8,596)
Maturities of Investments                   11,779       27,169
Purchases of Land, Buildings and
 Equipment                                 (9,943)     (12,430)
Proceeds from Sale of Equipment                 13          138
                                          --------     --------

Net Cash (Used in) Provided by Investing
 Activities                                (2,389)        6,281

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
 Borrowings                                               5,606
Payments on Short-Term and Long-Term
 Borrowings                                  (651)        (308)
Proceeds from (Payments for) Capital
 Stock Activity, Net                         (804)        3,534
                                          --------     --------

Net Cash (Used In) Provided By Financing
 Activities                                (1,455)        8,832

Effect of Exchange Rate Changes              (918)        (111)
                                          --------     --------

Increase in Cash and Cash Equivalents       18,696       29,935

Cash and Cash Equivalents at Beginning of
 Year                                       72,427       54,284
                                          --------     --------

Cash and Cash Equivalents at End of Six
 Months                                   $ 91,123     $ 84,219
                                          ========     ========

See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 3, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.


2. EARNINGS PER SHARE
---------------------

The following table sets forth the shares used in the computation of basic and diluted earnings per share for the three months ended July 3, 1999 and July 4, 1998.


                                     Jul. 3,         Jul. 4,
                                       1999            1998
                                  ------------      ----------
Weighted average common shares
 outstanding                            36,773          36,660
Dilutive effect of stock options
 outstanding using the Treasury
 Treasury Stock Method                   2,108           1,845
                                  ------------      ----------

Shares used in computed Diluted
 Earnings Per Share                     38,881          38,505
                                  ============      ==========

The following table sets forth the shares used in the computation
of  basic  and  diluted earnings per share for  the  six   months
ended July 3, 1999 and July 4, 1998.


                                     Jul. 3,         Jul. 4,
                                       1999            1998
                                  ------------      ----------
Weighted average common shares
 outstanding                            36,733          36,554
Dilutive effect of stock options
 outstanding using the Treasury
 Stock Method                            1,846           1,880
                                  ------------      ----------

Shares used in computed Diluted
 Earnings Per Share                     38,579          38,434
                                  ============      ==========


3.  COMPREHENSIVE INCOME
------------------------

The components of comprehensive income, net of related tax, for the three months ended July 3, 1999 and July 4, 1998 are as follows:


                                  Jul. 3,          Jul. 4,
                                    1999             1998
                               -----------       ----------
Net Income                    $     10,305       $    9,434
Unrealized loss on cash flow
 hedges                              (254)                -
Unrealized loss on
 investments                          (66)             (49)
Foreign currency translation
 adjustment                          (255)            (228)
                              ------------       ----------
Comprehensive income          $      9,730       $    9,157
                              ============       ==========

The components of comprehensive income, net of related tax, for the six months ended July 3, 1999 and July 4, 1998 are as follows:


                                  Jul. 3,          Jul. 4,
                                    1999             1998
                               -----------       ----------
Net Income                     $    17,769       $   19,600
Unrealized gain on cash flow
 hedges                                144                -
Unrealized loss on
 investments                          (77)            (132)
Foreign currency translation
 adjustment                        (1,372)            (821)
                              ------------       ----------
Comprehensive income          $     16,464       $   18,647
                              ============       ==========

The components of accumulated other comprehensive income, net of related tax, at July 3, 1999 and December 31, 1998 are as follows:


                                   Jul. 3,        Dec.31,
                                     1999           1998
                               -----------       ----------
Unrealized loss on cash flow
 hedges                       $        (7)       $    (151)
Unrealized gain on
 investments                            88              165
Foreign currency translation
 adjustment                          1,353            2,725
                              ------------       ----------
Accumulated other
 comprehensive income         $      1,434       $    2,739
                              ============       ==========


4. INVENTORIES
--------------


Inventories consist of the following:

                                 Jul. 3,          Dec.31,
                                   1999             1998
                              ------------      ---------
       Raw Material           $      7,191      $   8,762
       Work-in-Process              29,830         25,718
       Finished Goods               14,434         17,816
                              ------------      ---------
                              $     51,455      $  52,296
                              ============      =========

5. TAX RATE
-----------

The  effective  tax rate for 1999 is estimated to  be  27%.  The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.


6. BUSINESS SEGMENT DATA
------------------------

The Company has three reportable segments: North America (principally the United States), Far Eastern (principally Japan, but including Singapore beginning in 1998), and European (principally the United Kingdom, France, Germany, and Italy). Each of these segments derives revenue from the sale of the full array of the Company's product lines, although the Far Eastern segment has a higher concentration of sales from certain mixed signal products.

Segment information for the three and six months ended July 3, 1999 and July 4, 1998 is as follows:


                           Three Months Ended    Six Months Ended
                            Jul. 3,    Jul. 4,    Jul. 3,   Jul. 4,
                              1999       1998       1999      1998
                           -------     -------    --------  -------
Net Revenue:
North American  Operations:
 Unaffiliated customers    $30,022    $22,320   $ 53,344   $48,140
 Foreign unaffiliated
  customers                 10,328     11,041     21,969    21,526
Consolidated
 subsidiaries               15,463     17,970     32,303    37,000
                           -------    -------   --------   -------
                            55,813     51,331    107,616   106,666
European Operations:
 Unaffiliated customers      8,152      9,924    16,120     20,545
 Consolidated
  subsidiaries                   -      3,009         -      4,612
                           -------    -------  --------    -------
                             8,152     12,933    16,120     25,157

Far Eastern Operations:
 Unaffiliated customers     19,698     23,234    37,773     44,992
 Consolidated
  subsidiaries               6,190      2,424    10,441      4,696
                           -------    -------  --------    -------
                            25,888     25,658    48,214     49,688
 Eliminations             (21,643)   (23,404)  (42,733)   (46,308)
                          --------  --------   --------   --------
                          $ 68,210  $ 66,518   $129,217   $135,203
                          ========  ========   ========   ========


                          Three Months Ended    Six Months Ended
                           Jul. 3,    Jul. 4,    Jul. 3,   Jul. 4,
                             1999       1998       1999      1998
                           -------   --------    --------  --------
Income (Loss) Before Income Taxes:
 North American
  Operations               $ 19,030  $  7,838    $ 28,112   $ 18,602
 European Operations            545     1,552       1,015      1,942
 Far Eastern Operations       3,492     2,787       4,032      6,816
 Eliminations - primarily
  United States             (8,951)       712     (8,818)         52
                           --------  --------    --------   --------
                           $ 14,116  $ 12,889    $ 24,341   $ 27,412
                           ========  ========    ========   ========



                           Jul. 3,     Jul. 4,
Identifiable Assets:         1999        1998
                          --------   --------
North American
 Operations               $317,547   $283,634
European Operations         15,492     28,083
Far Eastern Operation s     44,846     44,993
Eliminations              (22,835)   (34,424)
                          --------   --------
                          $355,050   $322,286
                          ========   ========


7. FOREIGN CURRENCY CONTRACTS AND HEDGING ACTIVITIES
----------------------------------------------------

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

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as of October 4, 1998, the
first day of its fourth fiscal quarter in 1998.   At July 3,
1999, the Company's foreign currency contracts designated as cash flow hedges consisted of purchased options and forward contracts. These contracts had a notional value of $16,618 and hedged anticipated Japanese Yen denominated sales transactions. At July 3, 1999, the Company's fair value hedges consisted of forward contracts. These contracts had a notional value of $2,877 and hedged Japanese Yen denominated accounts receivable. The Company assesses the effectiveness of its foreign currency hedges using the spot rate, and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expense, and was immaterial to the three and six
months ended July 3, 1999.   The loss deferred as other
comprehensive income on cash flow hedges amounted to $7 net of the deferred tax effect of $4. Such amounts will be reflected in the Company's income statements between July and December 1999 as the forecasted transactions occur. Gains on fair value hedges were reflected in other (income) expense, and were immaterial to the three and six months ended July 3,1999.

The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of July 3, 1999:

Foreign Currency Contracts-Japanese Yen

Foreign Currency Contracts      Notional          Fair Value
------------------------------------------------------------
Forward contracts               $ 12,624          $       83
Purchased option contracts         6,871                   -
                                 ---------------------------
                                $ 19,495          $       83
                                ========           =========

Prior to adopting SFAS No. 133, the Company marked all foreign currency forward contracts which hedged accounts receivable to market, with the resulting gain or loss included as other (income) expense. Gains under foreign currency purchased option contracts which were designated and effective as hedges of forecasted sales transactions were deferred until realized, at which time they were reported as revenue in the consolidated financial statements. Such realized and unrealized gains and losses were insignificant for the three and six months ended July 4, 1998.


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


RESULTS OF OPERATIONS
---------------------

Net income for the second quarter of 1999 was $10.3 million or $.27 per diluted share. This compares to net income of $7.5 million or $.20 per diluted share for the preceding quarter and to net income of $9.4 million or $.25 per diluted share for the same quarter of 1998. Net income for the first six months of 1999 was $17.8 million or $.46 per diluted share. This compares to $19.6 million or $.51 per diluted share for the same period in 1998. Bookings for the second quarter of 1999 increased approximately 41% over the prior quarter.

Second quarter revenue of $68.2 million was 11.8% higher than the preceding quarter and 2.5% higher than the second quarter of 1998. Revenue for all product lines increased relative to the first quarter of 1999, with the products serving the communications market showing the fastest growth rate of 32.5%. For the first six months of 1999, revenue at $129.2 million decreased 4.4% over the same period last year.

Relative to the first quarter of 1999, sales increased in all regions of the world. The North American region experienced the largest increase in dollar terms, approximately $4 million, or 7.7%. The Japan and Southeast Asia regions were also strong, showing increases of approximately $3.6 million, or 16%. For the first six months of 1999, revenue increased slightly in the North American region, while declining in Europe and the Far East.

Gross margin for the quarter was 52.1% of revenue. This compares to gross margin of 50.5% of revenue in the first quarter of 1999 and 51.9% of revenue in the second quarter of 1998. Like product, like volume pricing, as has been typical, remained stable during the quarter. This is consistent with the Company's strategy to offer high performance analog and mixed signal integrated circuits for high volume, fast growing, emerging applications. The Company's plan is to improve gross margin if there is an acceleration of revenue growth. For the first six months of 1999, gross margin was 51.3% of revenue, compared to 51.9% of revenue for the same period last year.

Total operating expenses at $22.1 million were up $943,000 from the first quarter of 1999, but down $216,000 from the second quarter of 1998. Sales, Marketing and General & Administrative
(SMG&A) expenses of $11.7 million for the quarter was up $580,000, sequentially, but down $672,000 from the second quarter of 1998. Research and Development (R&D) expenses at 15.3% of revenue were lower in percentage terms when compared to the first quarter of 1999, but higher in absolute terms by $363,000. R&D spending as compared to the same quarter a year ago, is up both in absolute terms, $456,000 and percentage terms, from 15.0% to 15.3%. For the first six months of 1999, SMG&A spending was down $1.7 million while R&D spending was up $709,000 as compared to the same period in 1998. It is the Company's intention to target investment in R&D at approximately 15% to 16% of revenue and to maintain SMG&A at less than 18% of revenue. This reflects the Company's continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in SMG&A expenses.

Second quarter operating income of $13.5 million or 19.7% of revenue increased by 39.9% over the first quarter of 1999. This increase was driven both by higher revenues and higher margins. Operating income as a percentage of revenue increased from 18.4% in the second quarter of 1998 to 19.7% in the second quarter of 1999. This was due to lower functional expenses and to higher margins in the second quarter of 1999. For the first six months of 1999 operating income decreased 10.7%, on a revenue decrease of 4.4% as compared to the same period in 1998.

Other income was essentially flat relative to the first quarter of 1999 and the second quarter of 1998. The effective tax rate for 1999 is expected to be 27%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits. For the first six months of 1999, other income decreased by $271,000, while the tax rate decreased to 27% as compared to the same period in 1998.

As compared to the first quarter of 1999 net income was up 38.1% on a 11.8% increase in revenue. Net income and revenue, relative to the second quarter of 1998, were up 9.2% and 2.5%, respectively. Year to date for 1999, net income decreased $1.8 million or 9.3% as compared to the same period for 1998. It is the Company's goal to improve profit performance through gross margin expansion, by continued constraint on SMG&A expenses, and by revenue growth. The Company's strategy is to achieve revenue growth through new product development, increased penetration of traditional markets such as the industrial market, and expanded participation in new, emerging markets such as communications, consumer, and computing.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company believes that its financial position as of July 3, 1999 remains very sound. Despite approximately $10 million in capital spending for the year through July 3, 1999, cash, cash equivalents, and investments were $131.5 million at quarter end, an increase of $11.3 million or 9.4% during 1999.

Inventories decreased by $.8 million or 1.6% during 1999 to $51.5 million at July 3, 1999. The Company was able to decrease its finished goods inventory, while at the same time continuing to build strategic die bank inventory. This is consistent with the Company's intention to have sufficient die bank inventory to improve delivery performance to customers by achieving reduced cycle times.

The Company's expectation for 1999 is for inventory to remain relatively flat in absolute terms and, if it is successful in achieving sales growth, to further decline as a percent of revenue. Inventory turns are 2.4 for 1999, improved from 2.3 turns in the fourth quarter of 1998. The Company's 1999 objective is to improve this to over 3.

During 1999, net accounts receivable increased $6.0 million relative to the end of 1998. Days sales outstanding (DSO) increased to 81 days at July 3, 1999 from 79 days at December 31, 1998. The increase in DSO reflected non-linearity in monthly shipments during the year. DSO is planned to improve in the second half of 1999 due to increased use of distribution, improved shipment linearity, and more aggressive collection activity.

Capital expenditures totaled $5.1 million for the second quarter 1999, essentially flat relative to the first quarter of 1999. Backend capacity expansion for increased unit volume, next generation technology development, and modernization and standardization of manufacturing equipment were the primary uses of capital spending. The Company plans to have 1999 capital expenditures within the range of $20 million to $25 million, consisting in large part of capacity expansion measures and improvements in product design automation.

At July 3, 1999, total debt was $19.5 million of which $3.3 million was term debt. This represented a $1.9 million decline in total debt compared to December 31, 1998. Most of this debt was held internationally and represented an interest rate arbitrage situation in Japan. In addition to term debt, credit facilities of approximately $41.3 million, including overdraft credit facilities with both domestic and international banks, were available to the Company, of which approximately $16.2 million or 39.2% was utilized. The current ratio improved to 4.21 at July 3, 1999 from 3.44 at December 31, 1998. The debt to equity ratio declined from .08 at 1998's fiscal year end to .07 at 1999's second quarter end. In October of 1998, the Company's board of directors approved the repurchase of up to 3 million shares of Burr-Brown's common stock, from time to time, pursuant to repurchase guidelines established by the Board. As of July 3, 1999, the Company has purchased 415,000 shares, 10,000 of which were purchased in the second quarter of 1999. Stockholders' equity increased by $17.0 million from December 31, 1998 and $14.2 million from the first quarter of 1999.

International markets constitute a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. Exchange rate fluctuations can also affect the Company's reported revenue as the international subsidiaries' sales are primarily denominated in foreign currencies but reported in the consolidated financial statements in U.S. dollars using weighted-average exchange rates. When compared to the first six months of 1998, the effect of foreign exchange rate changes had an approximate 7.8% favorable impact on 1999 year to date revenue.(See also "Business Outlook-Market Risks")

The impact of inflation on the Company's financial position and results of operations has not been significant during the six month period ended July 3, 1999.

The Company's balance sheet continues to be strong and management believes that it possesses more than sufficient capital resources to meet the anticipated requirements of the next twelve months



YEAR 2000 ISSUE
---------------

"Year 2000 Initiative". The Year 2000 issue concerns potential malfunctions resulting from computer programs using two-digit year codes in dates instead of four-digit codes. This may result in hardware and software not functioning properly before or following January 1, 2000, which may lead to minor or significant problems associated with manufacturing, distribution, and other business operations. Burr-Brown's Year 2000 initiative is being addressed by a multi-disciplinary committee led by senior information system technology managers.

The committee is evaluating Year 2000 issues in the following five key categories:

a. Company products;
b. Business application systems;
c. Information technology ("IT") infrastructure;
d. Non-IT infrastructure(factory and facilities equipment and infrastructure); and
e. Third party suppliers and customers.

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

"State of Readiness". The Company has determined that its semiconductor products should not produce errors processing data as a result of Year 2000 failures, provided that all other products (e.g., other software, hardware, and electronic components) used with the Burr-Brown semiconductor products properly exchange accurate data. The Company's products are used in a wide variety of applications in conjunction with other electronic components and software from many different vendors; to verify proper Year 2000 operation of a complete system, customers will need to verify proper operation of each individual component as well as the system as a whole in the specific application environment.

The committee has completed an inventory of all domestic business applications systems and IT infrastructure (including software, hardware and communications infrastructure, systems developed in-house, purchased software and hardware, and services provided by third parties). The Company began a worldwide replacement of its
primary   business   systems  in  1994  to   provide   additional
significant information system functionality as well as Year 2000 readiness. This replacement is complete. These primary business application systems and IT infrastructure have been licensed or purchased from major software and IT vendors who represent that such systems and equipment are Year 2000 compliant. In addition to those representations, the Company is internally assessing these systems to ensure Year 2000 compliance in the Company's application environment. The committee has identified certain non-critical, legacy systems and applications that are not or may not be compliant. Specific compliance plans are being developed for these and all other items on the inventory. These plans include retirement, replacement, renovation, integration, and testing.

The committee has completed its inventory and assessment of non-IT infrastructure. Non-IT infrastructure includes physical fabrication and test facilities and equipment for production. Burr-Brown's manufacturing processes are highly automated. The preliminary inventory has identified assembly and test equipment that contains embedded proprietary software or is integrated into PC software databases that needed renovation or replacement. If not remedied, it is possible that some of this infrastructure could cease to function. However, the Company believes most of this infrastructure would continue to function, but may report inaccurate data that could result in production inefficiencies. Remediation plans are being implemented with the assistance of the vendors of such equipment and software.

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

Burr-Brown anticipates completing its remediations and testing by the third quarter of 1999, its contingency planning by the fourth quarter of 1999 and intends to complete Year 2000 compliance solutions for any critical systems that might be earlier impacted by Year 2000 issues (e.g., order entry systems) prior to any anticipated significant impact from Year 2000 date issues. Of course, completion of the project is contingent upon the timeliness and accuracy of software upgrades and equipment from vendors, the adequacy and accuracy of our internal and external resources used in assessing, remediating, and testing our internal systems for compliance, the timely cooperation of our suppliers, subcontractors and customers, and other potential factors. Furthermore, there can be no assurances that implementation of the Company's Year 2000 initiatives will fully mitigate potential failures or problems.

"Cost of Compliance". Since 1994, the Company has expended approximately $15.5 million on information system replacement. The committee currently anticipates spending between $0.2 - $1.2 million to achieve Year 2000 compliance for presently identified IT and Non-IT infrastructure that will require remediation. The committee has and will continue to use, as required, external consultants to assess and mitigate Year 2000 problems. To the extent the Company is required to use outside consultants more than presently anticipated, the Company's costs to address Year 2000 issues will increase. These cost estimates may change as more information becomes known. All Year 2000 costs have been and will continue to be funded from operations.

"Critical Risks". Although the Company intends that its Year 2000 initiative will avoid any material adverse effect on its operations, cash flows, or financial condition, it recognizes that the occurrence of worst case Year 2000 scenarios could significantly impede its ability to manufacture, distribute, and sell its products for an indefinite period of time. The Company is dependent on basic public and private infrastructure for its normal operations. In the event utilities, distribution channels, banking systems, or other fundamental services are unavailable as a result of Year 2000 failures, this would have a severe impact on continuing business operations. Any long-term interruption would have a material adverse impact on the Company. In addition, the Company does not have readily available alternative sources of supply for certain materials and services (e.g., specific wafer production processes). The Company would not be able to replace these critical suppliers without significant delay and cost.



BUSINESS OUTLOOK
----------------

In order to provide our shareholders with better insight to our future plans, directions, and objectives, the following forward looking statements are provided.

MARKETS: The Company intends to continue to emphasize the industrial and process control and test and instrumentation markets in which it holds a leadership position in order to protect and enhance market penetration. The Company expects to hold a steady market position in the digital audio and video market. In addition, it will endeavor to improve its market position in the relatively larger and faster growth communications and computing markets.

PRODUCTS: The Company possesses very strong core competencies in the development, manufacture, and marketing of high performance analog and mixed signal integrated circuits. It also maintains a strong presence in digital audio and video applications. Increasingly, it has been expanding its product offerings to selected aspects of the communications market, including wireless and broadband applications. The Company believes that, by using these capabilities to address the requirements of its target markets, it can sustain substantial growth over the next five years. To capitalize on rapid growth opportunities, the Company is seeking to increase its number of product offerings and reduce the time required to bring new products to market. The Company is also seeking to design products for a wide customer base. Product offerings will include both standard linear products which will serve a wide range of market applications and, on a selective basis, application specific products which target specific needs of very high growth market segments.

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

INTEREST RATE RISKS: As the Company is virtually debt-free, the Company's interest rate risk at July 3, 1999 relates primarily to its cash equivalents, short-term, and long-term investments.

The following summarizes the future maturities of the Company's cash equivalents, short-term, and long-term investments at July
3, 1999:

                         Fair Value     Weighted Yield
                         -----------------------------
Maturities from
 07/99 to 06/2000        $ 108,224,000           4.10%
Maturities after
 06/2000                    15,924,000           5.01%
------------------------------------------------------
        Total            $ 124,148,000           4.21%
                      ================================

It is the objective of the Company to concentrate investments in tax advantaged securities to maximize after tax return.


FOREIGN CURRENCY RISKS: International markets account for a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. These contracts have historically been in three currencies, Japanese Yen, British Pounds and German Marks, although such contracts have been exclusively in Japanese Yen in 1998 and 1999. The following summarizes the foreign currency forward and option contracts, which settle in 1999, in effect at July 3, 1999:

                         Notional       Average       Fair
                         Amount         Rate          Value
                      ----------------------------------------
Japanese Yen
 Forward Contracts    $12,624,000       119.51        $ 83,000
Japanese Yen
 Option Contracts       6,871,000       123.59              -
--------------------------------------------------------------
Total                 $19,495,000                     $ 83,000
                      ========================================

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
------------------------------------------------------

The Company's quarterly and annual operating results are affected by a variety of factors that could materially and adversely affect revenue, net income, gross profit, and profitability; including the volume and timing of orders, changes in product mix, market acceptance of the Company's and its customers' products, competitive pricing pressures, fluctuations in foreign currency exchange rates, economic conditions in the United States and international markets, the timing of new product introductions, availability of wafers and other materials and services, fluctuations in manufacturing yields, and the continued service of key management, employees, and providers. The Company has experienced significant fluctuations in operating results in the past and may likely experience such fluctuations in the future. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. Historically, average selling prices in the semiconductor industry have decreased over the life of particular products. If the Company is unable to introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

The Company has in the past been, and may in the future be, subject to intellectual property litigation in the United States or elsewhere, which can demand significant financial and management resources. From time to time, third parties assert that the Company is infringing intellectual property rights of such parties. There can be no assurance that infringement claims by third parties will not be asserted against the Company in the future or that such assertions, if proven to be true, will not materially adversely effect the Company's business, financial condition, cash flows, or operating results. Any litigation relating to the intellectual property rights, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition, cash flows, or operating results.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
-----------------------------------------------------------------

a. The Company's Annual Meeting of Shareholders was held April 23, 1999. The total shares entitled to vote as of the record date were 36,702,364, and 34,738,639 shares (94.6%) were voted at the meeting.

b.   The following Directors were elected to serve until the next
  Annual Meeting and until their successors are duly elected and qualified. The shares voted for and withheld from voting for such Directors were as follows:

   NOMINEE                   FOR                      WITHHELD
   -----------------------------------------------------------
   Thomas R. Brown, Jr.      34,700,927               37,712
   Syrus P. Madavi           34,693,487               45,152
   John S. Anderegg, Jr.     34,701,134               37,505
   Francis J. Aguilar        34,691,281               47,358
   Marcelo A. Gumucio        34,703,988               34,651



c.The shareholders also approved the selection of Ernst & Young
  LLP as independent auditors for the Company for the ensuing fiscal year. Voting on this resolution were 34,718,338 shares for, 13,911 shares against, and 6,390 shares not voted.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.    Exhibits


      27.Financial Data Schedule.

b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended July 3, 1999.


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


     Date: August 17, 1999