Form 10-Q
period 1999-11-16
BURR BROWN CORP
filed 1999-11-16
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
  ---     Securities Exchange Act of 1934

          For  the  quarterly period ended October  2, 1999

                               or

  --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
     (Exact name of registrant as specified in its charter)

    Delaware                                        86-0445468
 ----------------------                    ---------------------
(State of Incorporation)                  (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                        Tucson, Arizona 85706
            (Address of principle executive offices)

                           (520) 746-1111
                      ---------------------------
                    (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury.

As of October 2,1999,there were 36,983,650 shares of Common Stock,
                      $0.01 par outstanding

            BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

PART I.   FINANCIAL INFORMATION                          Page #
-------------------------------                          ------

Item 1  Financial Statements (Unaudited)

     Consolidated Statements of Income, Three and Nine
     Months Ended October 2, 1999, and October 3, 1998        3

     Consolidated Balance Sheets, October 2, 1999,
     and December 31, 1998                                    4

     Consolidated Statements of Cash Flows, Nine
     Months Ended October 2, 1999, and October 3, 1998        5

     Notes to Consolidated Financial Statements               6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   9

Item 3  Quantitative and Qualitative Disclosure of
        Market Risk                                          13


PART II.  OTHER INFORMATION
---------------------------

Item 6  Exhibits and Reports on Form 8-K                     16


SIGNATURES
----------

        Signature Page                                       16

PART I. FINANCIAL INFORMATION
-----------------------------

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands except per share amounts)


                             Three Months Ended    Nine Months Ended

                              Oct. 2,   Oct. 3,   Oct. 2,    Oct. 3,
                                 1999      1998     1999       1998
                             --------   --------  --------   --------
 Net Revenue                 $ 78,037   $61,164   $207,254   $196,367
 Cost of Goods Sold            36,680    29,661     99,552     94,745
                             --------   -------   --------   --------
 Gross Margin                 41,357     31,503    107,702    101,622
 % of revenue                   53.0%     51.5%      52.0%      51.8%
 Expenses:
 Research & Development        12,598     9,917     33,087     29,697
 % of revenue                     16%       16%        16%        15%
 Sales, Marketing, General
  and Administrative           11,951    12,234     34,713     36,708
 % of revenue                     15%       20%        17%        19%
                             --------   -------   --------    -------
 Total Operating Expenses      24,549    22,151     67,800     66,405
 % of revenue                     31%       36%        33%        34%
 Income from Operations        16,808     9,352     39,902     35,217
 % of revenue                     22%       15%        19%        18%
 Interest Expense                 112       101        343        302
 Other (Income) Expense         (835)   (1,267)    (2,313)    (3,015)
                             --------   -------   --------   --------
 Income Before Income Taxes    17,531    10,518     41,872     37,930
 % of revenue                     22%       17%        20%        19%
 Provision for Income Taxes     4,735     2,998     11,307     10,810
 Effective Tax Rate               27%       29%        27%        29%
                             --------   -------   --------   --------
 Net Income                  $ 12,796   $ 7,520   $ 30,565   $ 27,120
 % of revenue                     16%       12%        15%        14%
                             ========   =======   ========   ========

 Basic Earnings per Common
Share                       $   0.35    $  0.20   $   0.83   $   0.74
                             ========   =======   ========   ========
 Shares used in basic per
share calculation              36,926    36,757     36,797     36,622

                             ========   =======   ========   ========
 Diluted Earnings per
Common Share                 $   0.33   $  0.20   $   0.79   $   0.71
                             ========   =======   ========   ========
Shares used in diluted per
share calculation              39,257    38,034     38,839     38,327
                             ========   =======   ========   ========


 See Notes to Consolidated Financial
Statements.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)

                                           Oct. 2,   Dec. 31,
                                             1999       1998
                                          --------   ---------
                                        (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents              $ 102,493  $  72,427
  Short-Term Investments                    34,275      3,620
  Trade Receivables                         68,074     54,677
  Inventories                               52,277     52,296
  Deferred Income Taxes                      7,946      6,447
  Other                                      7,931      9,960
                                         ---------  ---------
  Total Current Assets                     272,996    199,427

Long-Term Investments                        6,816     44,209
Land, Buildings and Equipment
  Land                                       5,142      5,145
  Buildings and Improvements                32,873     28,214
  Equipment                                175,232    167,596
                                         ---------  ---------
                                           213,247    200,955
  Less Accumulated Depreciation          (119,744)  (108,791)
                                         ---------  ---------
                                            93,503     92,164
Other Assets                                 3,000      2,891
                                         ---------  ---------
                                         $ 376,315  $ 338,691
                                         =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes Payable                         $  16,118  $  17,289
   Accounts Payable                         16,291     16,179
   Accrued Expenses                          4,618      3,649
   Accrued Employee Compensation and
    Payroll Taxes                            8,766      6,056
   Deferred Profit from Distributors         9,317      8,790
   Income Taxes Payable                      5,812      4,857
   Current Portion of Long-Term Debt         1,258      1,235
                                          --------  ---------
   Total Current Liabilities                62,180     58,055

Long-Term Debt                               2,183      2,921
Deferred Income Taxes                        5,892      3,547
Other Long-Term Liabilities                    606        655
Stockholders' Equity
   Preferred Stock                               -          -
   Common Stock                                391        386
   Additional Paid-In Capital              107,163    100,212
   Retained Earnings                       215,852    185,295
   Accumulated Other Comprehensive Income    2,569      2,739
   Treasury Stock                         (20,521)   (15,119)
                                         ---------  ---------
                                           305,454    273,513
                                         ---------  ---------
                                         $ 376,315  $ 338,691
                                         =========   =========

See Notes to Consolidated Financial Statements.

                  BURR-BROWN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (In thousands of dollars)

                                            Nine Months Ended
                                            Oct. 2,     Oct. 3,
                                               1999        1998
                                            -------    --------
OPERATING ACTIVITIES:
Net Income                                 $ 30,565     $ 27,120
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
 Depreciation and Amortization               13,904       12,322
 Provision for (Benefit from) Deferred
  Income Taxes                                  830         (69)
 Increase (Decrease) in Deferred Profit
  from Distributors                             527           31
 Other                                          246          452

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Trade Receivables  (12,088)     (1,294)
 (Increase) Decrease in Inventories             204     (3,155)
 (Increase) Decrease in Other Assets          1,780     (3,071)
 Increase (Decrease) in Accounts Payable      (140)     (1,574)
 Increase (Decrease) in Accrued Expenses
  and Other Liabilities                       6,462     (2,141)
                                           --------    --------

Net Cash Provided By Operating Activities    42,290      28,621

INVESTING ACTIVITIES:
Purchases of Investments                    (9,612)    (14,064)
Maturities of Investments                    16,404      36,754
Purchases of Land, Buildings and
 Equipment                                 (15,095)    (19,907)
Proceeds from Sale of Equipment                  15         157
                                           --------    --------

Net Cash (Used in) Provided by Investing
 Activities                                 (8,288)       2,940

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
 Borrowings                                       -       4,865
Payments on Short-Term and Long-Term
 Borrowings                                 (3,069)       (462)
Proceeds from (Payments for) Capital
 Stock Activity, Net                          (349)       3,969
                                           --------    --------

Net Cash (Used in) Provided By Financing
 Activities                                 (3,418)       8,372

Effect of Exchange Rate Changes               (518)          50
                                           --------    --------

Increase in Cash and Cash Equivalents        30,066      39,983

Cash and Cash Equivalents at Beginning of
 Year                                        72,427      54,284
                                           --------    --------

Cash and Cash Equivalents at End of Nine
 Months                                    $102,493    $ 94,267
                                           ========    ========

See Notes to Consolidated Financial Statements.

                 BURR-BROWN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                (In thousands except per share amounts)

1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 2, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE
---------------------

The following table sets forth the shares used in the computation of basic and diluted earnings per share for the three months ended October 2, 1999 and October 3, 1998.

                                            Oct. 2,    Oct. 3,
                                               1999       1998
                                            -------    -------
Weighted average common shares outstanding
                                             36,926     36,757
Dilutive effect of stock options
outstanding using the Treasury
  Stock Method                                2,331      1,277
                                            -------    -------

Shares used in computed Diluted Earnings
 Per Share                                   39,257     38,034
                                           ========    =======

The following table sets forth the shares used in the computation of basic and diluted earnings per share for the nine months ended
October 2, 1999 and October 3, 1998.

                                             Oct. 2,    Oct. 3,
                                                1999       1998
                                             -------    -------
Weighted average common shares outstanding   36,797     36,622
Dilutive effect of stock option outstanding
 using the Treasury Stock Method              2,042      1,705
                                             ------     ------
Shares used in computed Diluted Earnings
 Per Share                                   38,839     38,327
                                            =======    =======

3.  COMPREHENSIVE INCOME
------------------------

The components of comprehensive income, net of related tax, for the three months ended October 2, 1999 and October 3, 1998 are as follows:

                                          Oct. 2,    Oct. 3,
                                             1999       1998
                                         --------     --------
Net Income                               $ 12,796     $  7,520
Unrealized loss on cash flow hedges         (553)            -
Unrealized gain (loss) on investments        (53)           46
Foreign currency translation adjustment     1,741          919
                                         --------     --------
Comprehensive income                     $ 13,931     $  8,485
                                         ========     ========

The components of comprehensive income, net of related tax, for the nine months ended October 2, 1999 and October 3, 1998 are as follows:

                                          Oct. 2,     Oct. 3,
                                             1999       1998
                                          -------     --------
Net Income                               $ 30,565     $ 27,120
Unrealized loss on cash flow hedges         (409)            -
Unrealized loss on investments              (130)         (86)
Foreign currency translation adjustment       369           98
                                         --------     --------
Comprehensive income                     $ 30,395     $ 27,132
                                         ========     ========

The components of accumulated other comprehensive income, net of related tax, at October 2, 1999 and December 31, 1998 are as follows:

                                          Oct. 2,     Dec. 31,
                                             1999         1998
                                         --------     --------
Unrealized loss on cash flow hedges      $  (560)     $  (151)
Unrealized gain on investments                 35          165
Foreign currency translation adjustment     3,094        2,725
                                         --------     --------
Accumulated other comprehensive income   $  2,569     $  2,739
                                         ========     ========

4. INVENTORIES
--------------


Inventories consist of the following:
                                         Oct. 2,    Dec. 31,
                                            1999        1998
                                         --------   --------
       Raw Material                      $  7,655   $  8,762
       Work-in-Process                     32,907     25,718
       Finished Goods                      11,715     17,816
                                         --------   --------
                                         $ 52,277   $ 52,296
                                         ========   ========

5. TAX RATE
-----------

The  effective  tax rate for 1999 is estimated to  be  27%.  The
Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.


6. BUSINESS SEGMENT DATA
------------------------

The Company has three reportable segments: North America (principally the United States), Asia (Japan and other Southeast Asian countries), and Europe (principally the United Kingdom, France, Germany, Italy, and Scandinavia). Each of these segments derives revenue from the sale of the full array of the Company's product lines, although the Asia segment has a higher concentration of sales from certain mixed signal products.

Segment information for the three and  nine  months ended October
2, 1999 and October 3, 1998 is as follows:


                            Three Months Ended   Nine Months Ended
                             Oct. 2,   Oct. 3,   Oct. 2,   Oct.3,
                               1999       1998      1999     1998
                             -------   -------   --------  -------
Net Revenue:
 North American Operations:
  Unaffiliated customers     $ 31,278  $22,758   $ 84,622  $70,898
  Foreign unaffiliated
   customers                   14,341    9,607     36,310   31,133
  Consolidated subsidiaries    18,760   15,762     51,063   52,762
                             --------  -------   --------  -------
                               64,379   48,127    171,995  154,793
 European Operations:
  Unaffiliated customers        7,628    8,180     23,748   28,725
  Consolidated subsidiaries         -      727          -    5,339
                             -------- --------   --------  -------
                                7,628    8,907     23,748   34,064
 Asian Operations:
  Unaffiliated customers       24,794   20,619     62,567   65,611
  Consolidated subsidiaries     8,223    5,795     18,664   10,491
                             -------- --------   --------  -------
                               33,017   26,414     81,231   76,102
  Eliminations               (26,987) (22,284)   (69,720) (68,592)
                             -------- --------   -------- --------
                             $ 78,037 $ 61,164   $207,254 $196,367
                             ======== ========   ======== ========

                            Three Months Ended   Nine Months Ended
                             Oct. 2,   Oct. 3,   Oct. 2,   Oct. 3,
                                1999      1998      1999     1998
                            --------  --------   -------   --------
Income (Loss) Before Income Taxes:

 North American Operations  $ 22,350  $ 20,129   $ 50,462  $ 38,731
 European Operations           (419)     (447)        596     1,495
 Asian Operations              5,360     3,136      9,392     9,952
 Eliminations -  primarily
  United States              (9,760)  (12,300)   (18,578)  (12,248)
                            --------  --------   --------  --------
                            $ 17,531  $ 10,518   $ 41,872  $ 37,930
                            ========  ========   ========  ========

                             Oct. 2,   Oct. 3,
                                1999      1998
                            --------  --------
Identifiable Assets:

 North American Operations  $334,033  $296,831
 European Operations          15,792    29,128
 Asian Operations             53,923    52,876
 Eliminations               (27,433)  (47,774)
                            --------  --------
                            $376,315  $331,061
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

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 4, 1998, the
first day of its fourth fiscal quarter in 1998.   At October 2,
1999, the Company's foreign currency contracts designated as cash flow hedges consisted of purchased options and forward contracts. These contracts had a notional value of $19,788 and hedged anticipated Japanese Yen denominated sales transactions. The Company assesses the effectiveness of its foreign currency hedges using the spot rate, and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expense, and was immaterial to the three and nine
months ended October 2, 1999.   The loss deferred as other
comprehensive income on cash flow hedges amounted to $560 net of the deferred tax effect of $343. Such amounts will be reflected in the Company's income statements between October 1999 and March 2000 as the forecasted transactions occur. Gains on fair value hedges were reflected in other (income) expense, and were immaterial to the three and nine months ended October 2, 1999.
No contracts were designated as fair value hedges at October 2, 1999.

The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of October 2, 1999:

Foreign Currency Contracts-Japanese Yen

Foreign Currency Contracts         Notional       Fair Value
------------------------------------------------------------
Forward contracts                  $ 12,452       $    (781)
Purchased option contracts            7,336               -
                                   -------------------------
                                   $ 19,788       $    (781)
                                   ========        =========

Prior to adopting SFAS No. 133, the Company marked all foreign currency forward contracts which hedged accounts receivable to market, with the resulting gain or loss included as other (income) expense. Gains under foreign currency purchased option contracts which were designated and effective as hedges of forecasted sales transactions were deferred until realized, at which time they were reported as revenue in the consolidated financial statements. Such realized and unrealized gains and losses were insignificant for the three and nine months ended October 3, 1998.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. These forward looking statements include those concerning projections of future revenue growth, gross margin increases, lower expenses and improved inventory turns and accounts receivable cycles, as well as expectations for future capital expenditures. Factors that might cause actual results to differ from those currently anticipated include, but are not limited to, those discussed herein and under "Year 2000 Issue" and "Factors that May Affect Future Operating Results and Financial Condition" as well as in the Company's Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net income for the third quarter of 1999 was $12.8 million or $.33 per diluted share. This compares to net income of $10.3 million or $.27 per diluted share for the preceding quarter and $7.5 million or $.20 per diluted share for the third quarter of 1998. Net income for the first nine months of 1999 was $30.6 million or $.79 per diluted share. This compares to net income of $27.1 million or $.71 per diluted share for the same period in 1998.

Third quarter revenue of $78.0 million was 14.4% higher than the preceding quarter and 27.6% higher than the third quarter of 1998. Revenue for all product lines increased relative to the second quarter of 1999, with the products serving the Industrial and Process Control market showing the fastest growth rate of 26.6%. For the first nine months of 1999, revenue was $207.3 million, an increase of 5.5% over the same period last year.

Relative to the second quarter of 1999, revenue increased in North America and Asia. The North American region experienced the largest increase in dollar terms, approximately $8.6 million, or 15.3%. The Asian region was also strong, showing increases of approximately $7.1 million, or 27.5%. For the first nine months of 1999, revenue increased 11.1% in the North America region, 6.7% in Asia, while declining in Europe.

Gross margin for the third quarter of 1999 was 53.0% of revenue. This compares to gross margin of 52.1% of revenue in the second quarter of 1999 and 51.5% of revenue in the third quarter of 1998. Like product, like volume pricing, as has been typical, remained stable during the quarter. It is the Company's intent to increase its penetration of high volume, fast growing, emerging applications. It is expected that this will increase unit volumes, decrease aggregate average selling price and expand gross margins due to increased operating leverage. For the first nine months of 1999, gross margin was 52.0% of revenue, compared to 51.8% of revenue for the same period last year.

Total operating expenses of $24.5 million in the third quarter of 1999 increased $2.4 million from the second quarter of 1999, and increased $2.4 million from the third quarter 1998. Sales, Marketing, General & Administrative (SMG&A) expenses of $12.0 million for the third quarter of 1999 were up $280,000, sequentially, but were down $283,000 from the third quarter of 1998. Research and Development (R&D) expenses of 16.1% of revenue in the third quarter of 1999 were higher in percentage terms and higher in absolute terms by $2.2 million when compared to the second quarter of 1999. R&D spending in the third quarter of 1999, as compared to the same quarter a year ago, was up in absolute terms by $2.7 million and relatively flat in percentage terms, from 16.2% to 16.1%. For the first nine months of 1999, SMG&A spending was down $2.0 million while R&D spending was up $3.4 million as compared to the same period in 1998. It is the Company's intention to target investment in R&D at approximately 16% of revenue and to maintain SMG&A at approximately 14% of revenue. This reflects the Company's continuing strategy to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in SMG&A expenses.

Third quarter operating income of $16.8 million or 21.5% of revenue increased by 24.8% over the second quarter of 1999. This increase was driven both by higher revenues and higher margins. Operating income as a percentage of revenue increased to 21.5% in the third quarter of 1999 from 15.3% in the third quarter of 1998. This was due to lower operating expenses as a percentage of revenue and to higher margins in the third quarter of 1999. For the first nine months of 1999 operating income increased 13.3%, on a revenue increase of 5.5% over the same period in 1998.

Other income was essentially flat in the third quarter of 1999 relative to the second quarter of 1999 and decreased $443,000 from the third quarter of 1998. The effective tax rate for 1999 is expected to be 27%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits. For the first nine months of 1999, other income decreased by $702,000, while the tax rate decreased to 27% from 28.5% as compared to the same period in 1998.

As compared to the second quarter of 1999 net income was up 24.2% on a 14.4% increase in revenue. As compared to the third quarter of 1998, net income was up 70.2% on a 27.6% increase in revenue. Year to date for 1999, net income increased $3.4 million or 12.7% as compared to the same period for 1998. It is the Company's goal to improve profit performance through gross margin expansion, by continued constraint on SMG&A expenses, and by revenue growth. The Company's strategy is to achieve revenue growth through new product development, increased penetration of traditional markets such as the industrial market, and expanded participation in new, emerging markets such as communications, consumer, and computing.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its financial position as of October 2, 1999 remains very sound. Despite approximately $15 million in capital spending for the year through October 2, 1999, cash, cash equivalents, and investments were $143.6 million at quarter end, an increase of $23.3 million or 19.4% from the same period in 1998.

Inventories have remained flat during 1999. This has been achieved on an increasing revenue base. The Company has been able to decrease its finished goods inventory, while at the same time continue to build strategic die bank inventory. This is consistent with the Company's intention to have sufficient die bank inventory to improve delivery performance to customers by reducing cycle times and lead times.

The Company's expectation for 1999 is for inventory to remain relatively flat in absolute terms and, if it is successful in achieving sales growth, to further decline as a percent of revenue. Inventory turns were 2.8 in the third quarter of 1999, improved from 2.3 turns in the fourth quarter of 1998. The Company's 1999 objective is to improve inventory turns to over 3.

During 1999, net accounts receivable increased $13.4 million relative to December 31, 1998 due to an increase in the level of revenue. Days sales outstanding (DSO) at October 2, 1999, was 79 days unchanged from December 31, 1998. Third quarter's DSO reflects non-linearity in monthly shipments during the quarter. The Company's objective is to improve DSO in the fourth quarter of 1999 by increased use of distribution, improved shipment linearity, and more aggressive collection activity. DSO in the third quarter of 1999 improved two days over the second quarter's DSO of 81 days.

Capital expenditures totaled $5.2 million for the third quarter 1999, essentially flat relative to the second quarter of 1999. Backend capacity expansion for increased unit volume, next generation technology development, and modernization and standardization of manufacturing equipment were the primary uses of capital spending. The Company plans to have 1999 capital expenditures within the range of $20 million to $25 million, consisting in large part of capacity expansion measures and improvements in product design automation.

At October 2, 1999, total debt was $19.6 million of which $3.4 million was term debt. This represented a $3.1 million decline in total debt compared to December 31, 1998. Most of this debt was held internationally and represented an interest rate arbitrage opportunity in Japan. In addition to term debt, credit facilities of approximately $41.3 million, including overdraft credit facilities with both domestic and international banks, were available to the Company, of which approximately $16.1 million or 38.8% was utilized. The current ratio improved to
4.39 at October 2, 1999 from 3.44 at December 31, 1998. The debt to equity ratio declined from .08 at 1998's fiscal year end to
 .06 at 1999's third quarter end. In October of 1998, the Company's board of directors approved the repurchase of up to 3 million shares of Burr-Brown's common stock, from time to time, pursuant to repurchase guidelines established by the Board. As of October 2, 1999, the Company has purchased 415,000 shares. No shares were repurchased in the third quarter of 1999. Stockholders' equity increased by $31.9 million from December 31, 1998 and $15.0 million from the second quarter of 1999.

International markets constitute a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. Exchange rate fluctuations can also affect the Company's reported revenue as the international subsidiaries' sales are primarily denominated in foreign currencies but reported in the consolidated financial statements in U.S. dollars using weighted-average exchange rates. When compared to the first nine months of 1998, the net effect of foreign exchange rate changes had a minimal impact on net profit.(See also "Business Outlook-Market Risks")

The impact of inflation on the Company's financial position and results of operations has not been significant during the nine month period ended October 2, 1999.

The Company's balance sheet continues to be strong and management believes that the Company possesses sufficient capital resources to meet anticipated requirements over the next twelve months.



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

The committee has completed an inventory of all domestic business applications systems and IT infrastructure (including software, hardware and communications infrastructure, systems developed in-house, purchased software and hardware, and services provided by third parties). The Company began a worldwide replacement of its primary business systems in 1994 to provide additional significant information system functionality as well as Year 2000 readiness. This replacement is complete. These primary business application systems and IT infrastructure have been licensed or purchased from major software and IT vendors who represent that such systems and equipment are Year 2000 compliant. In addition to those representations, the Company is testing these systems to ensure Year 2000 compliance in the Company's application environment. The committee has identified certain non-critical, legacy systems and applications that are not or may not be compliant. Specific compliance plans have been developed for these and all other items on the inventory and are being implemented. These plans include retirement, replacement, renovation, integration, and testing.

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

The Company has completed its formal communication with significant past and present suppliers, customers, and subcontractors to determine the extent to which they are vulnerable to Year 2000 issues. In total, the Company communicated with approximately 400 such parties. The feedback received indicates that most of the Company's suppliers do not expect their business operations to be interrupted or adversely impacted by Year 2000 problems. In the event that any significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, it is possible that the Company's operations could be adversely affected.

Burr-Brown completed its remediations and testing in the third quarter of 1999. The Company plans to complete its contingency planning by the end of the fourth quarter of 1999 and intends to complete Year 2000 compliance solutions for any critical systems that might be earlier impacted by Year 2000 issues (e.g., order entry systems) prior to any anticipated significant impact from Year 2000 date issues. Of course, completion of the project is contingent upon the timeliness and accuracy of software upgrades and equipment from vendors, the adequacy and accuracy of our internal and external resources used in assessing, remediating, and testing our internal systems for compliance, the timely cooperation of our suppliers, subcontractors and customers, and other potential factors. Furthermore, there can be no assurances that implementation of the Company's Year 2000 initiatives will fully mitigate potential failures or problems.

Cost of Compliance. Since 1994, the Company has expended approximately $15.7 million on information system replacement. The committee currently anticipates spending between $0.1 - $0.3 million to achieve Year 2000 compliance for presently identified IT and Non-IT infrastructure that will require remediation. The committee has and will continue to use, as required, external consultants to assess and mitigate Year 2000 problems. To the extent the Company is required to use outside consultants more than presently anticipated, the Company's costs to address Year 2000 issues will increase. These cost estimates may change as more information becomes known. All Year 2000 costs have been and are expected to continue to be funded from operations.

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

BUSINESS OUTLOOK
----------------

In order to provide our shareholders with better insight to our future plans, directions, and objectives, the following forward looking statements are provided. The forward looking statements are based on management's current expectations and are subject to the risks and other contingencies described elsewhere herein and in "Factors That May Affect Future Operating Results and Financial Conditions."

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

PRODUCTS: The Company possesses very strong core competencies in the development, manufacture, and marketing of high performance analog and mixed signal integrated circuits. It also maintains a strong presence in digital audio and video applications. Increasingly, it has been expanding its product offerings to selected aspects of the communications market, including wireless and broadband applications. The Company believes that, by using these capabilities to address the requirements of its target markets, it can sustain growth over the next five years. To capitalize on rapid growth opportunities, the Company is seeking to increase its number of product offerings and reduce the time required to bring new products to market. The Company is also seeking to design products for a wide customer base. Product offerings will include both standard linear products which will serve a wide range of market applications and, on a selective basis, application specific products which target specific needs of very high growth market segments.

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

OPERATING EXPENSES: In order to support acceleration of new product development, the Company expects to continue to increase its R&D expenditures. The Company expects to constrain SMG&A expenses to a rate substantially lower than that of revenue growth. The goal is continual expansion of operating margins with sales growth while allowing for increased research and development investment as the primary engine of that growth.

INVESTMENTS: The Company believes the growth opportunities inherent in this strategy will require significant additions to manufacturing capacity and technological capabilities over the next five years. The Company plans to meet these requirements in the form of internal capital investments and development of source of supply arrangements with third party vendors as well as potential timely and synergistic business acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
------------------------------------------------------

MARKET RISKS: The Company is exposed to certain financial market risks, principally changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS: As the Company has a relatively low debt burden, the Company's interest rate risk at October 2, 1999 relates primarily to its cash equivalents, short-term, and long-term investments.

The following summarizes the future maturities of the Company's cash equivalents, short-term, and long-term investments at October 2, 1999:
                                   Fair Value     Weighted Yield
                                   ------------------------------
Maturities from  10/99 to 09/2000  $ 130,328,000           6.07%
Maturities after 09/2000               6,816,000           5.01%
-----------------------------------------------------------------
Total                              $ 137,144,000           5.96%
                                   ==============================

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

The following summarizes the foreign currency forward and option contracts, which settle in between October 1999 and March 2000, in effect at October 2, 1999:

                         Notional       Average
                         Amount         Rate           Fair Value
                         ----------------------------------------
Japanese Yen Forward
 Contracts               $12,452,000    110.97         $(781,000)
Japanese Yen Option
 Contracts                 7,336,000    114.92              --
----------------------------------------------------------------
Total                    $19,788,000                  $(781,000)
                         =======================================

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITIONS
-------------------------------------------------------------------------

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

The fabrication of integrated circuits is a highly complex and precise process. Manufacturing yields can be impacted by a variety of factors, many of which are outside the Company's control. A large portion of the Company's manufacturing costs are relatively fixed and consequently the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition, cash flows, and results of operations would be materially and adversely affected. To meet anticipated future demand and to utilize a broader range of fabrication processes, the Company intends to increase its manufacturing capacity at some future point. Although the Company has internal capability to produce wafers for many of its products, it is dependent on outside wafer fabs for a significant portion of its wafer supply. As is typical in the semiconductor industry, from time to time the Company has experienced disruptions in the supply of processed wafers from external fabs due to quality and yield problems and capacity constraints. If these outside wafer foundries are not able to produce required supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the quantities of products produced by these foundries could be adversely affected. In addition, the Company relies on subcontractors to perform assembly, packaging, and testing services. Disruption of these services could adversely affect the Company's operations.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 a.     Exhibits


   27.  Financial Data Schedule.

 b. Reports on Form 8-K: On August 11, 1999, the Company filed a Report on Form 8-K relating to the Company's adoption of an Amended and Restated Stockholder Rights Plan, effective August 9, 1999.



SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     -----------------------
     Registrant

By:  J. SCOTT BLOUIN
     ----------------
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date:   November 16, 1999