Form 10-K405
period 1999-12-31
BURR BROWN CORP
filed 2000-02-09
CIK 715577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

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

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price as of January 31, 2000 was approximately $1,452,771,992.

      There were 55,697,731 shares of Burr-Brown Common Stock outstanding as of January 31, 2000.

Documents Incorporated by Reference

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 — Incorporated by reference into Part III.

PART I

Item 1.  Business

Overview

      We are a global leader in the development, manufacturing and marketing of high performance analog and mixed signal integrated circuits. Through our proprietary design expertise and specialized application knowledge, we deliver more than 1,200 innovative products to 25,000 customers worldwide. We target high growth segments of the communications, consumer, computing and industrial markets.

      Our major customers are among the world’s leading electronics manufacturers, and include 3Com, Adtran, Agilent Technologies, Alcatel, Bosch, Cisco, Fujitsu, Hewlett Packard, Hitachi, Honeywell, IBM, Lucent, Matsushita, Motorola, NEC, Nokia, Nortel, Philips, Sega, Siemens, Sony, Toshiba and Yamaha.

The Semiconductor Industry

      Semiconductors (or integrated circuits) can be divided into three categories: analog, digital and mixed signal. Analog semiconductors condition and regulate “real world” signals such as temperature, speed, sound and electrical current. This information can be detected, measured and controlled using analog integrated circuits which represent these real-world properties by generating continuously varying voltages and currents. On the other hand, digital circuits such as memory devices and microprocessors behave as on and off switches expressed in binary code as 1’s and 0’s. Mixed-signal devices incorporate both analog and digital functions into a single chip and enable digital electronics to interface with real world analog phenomenon.

      The following table illustrates the flow of electronic signals from real-world phenomena through the digital computing process.

LOGO

[Graphic appears here showing the flow of electrical signals from real-world phenomena through the digital computing process. Graphic shows a number of geometric shapes representing different integrated circuits and representative products.]

      Dataquest, a market research firm, estimates that in 2000 analog and mixed signal circuits will account for $28 billion of an expected $179 billion overall market for integrated circuits. The availability of low cost digital microprocessors and digital signal processing in the form of a cost-effective single chip has accelerated the digitization of consumer and industrial products. Increased digitization of these products has led to an increased use of computers as embedded processors to measure, control, monitor, or process electronic signals nearer or adjacent to the sensor that is detecting physical conditions. This, in turn, has created the need for analog and mixed signal products that enable digital computers, microprocessors, microcontrollers and digital signal processors (DSPs) to interact with electronic signals derived from physical or analog phenomena. Recently, the rapid growth of high-speed wired and wireless communication, digital audio and video consumer products, as well as the Internet and personal computing have accelerated demand for high-precision, high-speed analog and mixed signal products.

      The market for analog and mixed signal integrated circuits differs from the digital circuit market in several significant ways. Analog applications involve more complex signals than digital applications, with analog signals having continuous variations in resolution, speed, power, signal amplitude and other specifications. Competition in analog and mixed signal markets is based more on performance, functionality, quality and reliability than on price. Analog circuits generally have longer life cycles than digital circuits because customers frequently continue to use the same component through several generations of their products, which themselves have long life cycles. This results in more stable pricing and demand.

      In contrast to the design of digital circuits, analog product design innovation depends more on experienced engineers and less on computer-aided design tools. This results from the complexities inherent in designing circuits that process continuous signals. We believe that the limited pool of experienced analog designers creates a barrier to entry and serves as a competitive advantage to established analog companies. In addition, circuit design is more critical to the analog market than the relative size of the circuit, allowing analog manufacturers to utilize less costly manufacturing techniques. This reduces capital requirements and correspondingly increases return on invested capital.

      We believe that certain product segments within the analog semiconductor market will grow even faster than the overall semiconductor market in the coming years. Specific factors contributing to the rapid growth in demand for analog and mixed signal semiconductors in these segments include the need to improve the performance of emerging communications devices, extend battery lives, decrease power consumption, achieve higher levels of integration, increase portability and reduce size and cost. These trends increase the need for more complex, high-performance analog and mixed-signal semiconductors.

Strategy

      We pursue improved revenue growth and profitability by employing the following strategies:

      Target High Growth Emerging Markets. We focus on increasing penetration of the high growth segments of the communication, computing and consumer markets, including cellular handsets and base stations, fiber optic and broadband digital subscriber line (DSL) applications, personal digital assistants (PDAs), digital imaging for camcorders and digital still cameras, set top boxes and digital versatile disk (DVD) players. Within these target markets, we provide high performance products for applications with significant growth potential where our products are key elements of complex systems offered by market leading companies.

      Strengthen Leadership in Established Markets. In our established industrial markets, we focus on expanding our product line to offer solutions for substantially all of our customers’ analog circuit requirements. In addition, we will continue to work with our customers to develop products targeted at rapidly growing industrial and medical applications, including medical imaging, portable medical instruments, smart sensors, a/c motor control, automatic test equipment and portable instrumentation.

      Accelerate New Product Development. To capitalize on high growth markets and expand our position in our established markets, we continue to increase our investment in research and development. This commitment has enabled us to consistently increase the number of new products that we have released in each of the last five years.

Products

      We design and manufacture analog and mixed signal integrated circuits that detect, measure and control real world properties, such as temperature, pressure, speed, flow, humidity, sound and light. Our product strategy has been to concentrate on proprietary, high precision, high speed analog, data conversion, and integrated mixed signal circuits. We identify significant markets in which new or enhanced high performance products of this type are required. We then attempt to develop and supply complete solutions to address these markets.

      The following table illustrates certain of our products, their applications and selected customers in each of the principal markets we address.

Selected Customers	Selected Products	Customer Applications

Communications
Adtran, Pairgain, Globespan, Metalink	Analog Front Ends, Line Drivers	DSL
Bosch, Siemens, Sony, Denso	Micro-power amplifiers	Cellular Handsets
Cisco, NEC, Corning, Alcatel	A/ D Converters, Amplifiers	DWDM Fiber Optics
Lucent, Nokia, AT&T, Nortel	A/ D & D/ A Converters	Cellular Base Stations
Digital Consumer
Sony, Matsushita, Samsung, Thomson, Philips	Audio A/D and D/A Converters, Codecs	DVD audio
Sony, Sharp, Ikegami, Canon	CCD Imaging Analog Front Ends	Camcorder, Digital Cameras
Sagem, General Instrument, Echostar	Audio A/D and D/A Converters, Codecs	Set Top Boxes
Computing
Creative Labs, Dell, Gateway, Acer	PCM D/A Converters	Audio Cards
3Com, Psion, Olympus, Handspring	Touch Screen Controllers	PDAs
Gateway, Compaq, IBM	Power Regulators	PC Power
Industrial
GE, Siemens, Toshiba, Aloka	A/D Converters	CAT Scanners, Ultrasound
Siemens, Fanuc, Yaskawa	Amplifiers, A/D & D/A Converters	Motor Control
Kidde, Mark Denshi, Sumitomo	Amplifiers	Smart Sensors

      Once our products are designed into a customer’s product, they generally remain a part of that product throughout its life. Our experience has been that there is generally a two to four year period before the sales level of a standard product fully matures. The sales life of our products may extend from five to eight years or more once they have reached mature production volumes. Some of our integrated circuits are used in several generations of the same product. Once our components have been designed into a customer’s product, we are often a customer’s sole or primary source for that particular component.

      We sell both standard linear integrated circuits (SLICs), which can be used as precision building blocks across many applications, as well as application specific standard products (ASSPs), which are targeted to the unique requirements of emerging, high volume applications. In general SLICs take longer to reach peak revenue levels, but product life cycles tend to be longer and demand relatively stable. ASSPs, on the other hand, target the specific application needs of a more limited customer base with higher volume applications. ASSPs represent a more complete solution to a given requirement. Since 1993, sales of ASSPs have grown from 5% of our revenue to approximately 35% in 1999.

Analog Integrated Circuits

      Analog signal processing integrated circuits are used to process and transmit analog data signals prior to conversion to digital signals and after conversion from digital signals. These components are used in communications equipment, automatic test equipment, analytical instruments, medical instruments and systems, industrial controls, personal computing and computer peripherals. Our analog circuits include operational, power, instrumentation, programmable gain and isolation amplifiers, current transmitters and other analog signal processing components.

     Operational Amplifiers

      The operational amplifier is the fundamental building block in analog and digital systems design. Operational amplifiers are used to detect and amplify weak (low level) analog signals. Our high performance operational amplifiers are generally capable of amplifying typical analog signals in the micro-volt range up to 100,000 times. In addition, operational amplifiers can perform mathematical functions such as integration and differentiation. These high performance amplifiers are required to treat signals generated in numerous applications, including satellite and cable TV systems, audio and video systems, robotics, magnetic resonance and computer-aided tomography (CAT) body scanning systems.

     Amplifier Based Products

      We manufacture a number of other amplifier based products, including instrumentation amplifiers, programmable gain amplifiers and isolation amplifiers. These products perform a variety of functions. Among other uses, these components permit the measurement of weak signals in the presence of unwanted “noise” and protection of sensitive instruments from the effects of transient, high-magnitude and potentially damaging voltages caused by sources such as lightning or the switching of high voltage equipment. These amplifiers are used in many diverse applications, including temperature measurement in industrial processes, protection of sensitive medical instruments and isolation of electrical power line disturbances and faults.

     Other Analog Signal Processing Components

      We manufacture a variety of other analog signal processing components, including mathematical function circuits, current transmitters and voltage-to-frequency converters. Mathematical function circuits are used when information sought can be effectively derived only through its algorithmic relationship to analog signals. Current transmitters send analog signal information from a process sensor to measurement or control equipment in the form of a current on the same wires that produce the power to the transmitter and sensor. Voltage-to-frequency converters convert process signal amplitude to a frequency, making the signal immune to electrical noise and permitting more efficient storage and processing of the information.

     Isolation Products

      Our isolation products include isolation amplifiers, isolated digital couplers and DC-to-DC voltage converters. These products are used in the industrial process control, communication and medical instrumentation markets, among others, to perform a variety of analog circuit functions while protecting people and equipment from potentially damaging voltages.

Mixed Signal Products

      Our mixed signal products are integrated circuit devices that contain both analog and digital circuits on a single integrated circuit. In most cases, these devices convert analog signals to digital form or convert digital signals to analog form. This conversion is necessary in virtually all applications in which digital computers or processors measure and control the analog signals from a physical, “real world” process.

     Precision Data Conversion Products

      The majority of our mixed signal components revenue is derived from moderate speed, high resolution and high accuracy converters. These general purpose converters are used primarily in process control instrumentation, electronic test instrumentation, automatic test systems, and communications systems. For example, in a robot controller the position of the robot arm must be precisely measured and manipulated. Analog signals from the robot’s position sensors are converted by an analog-to-digital (A/D) converter for computer processing. In turn, a digital-to-analog (D/A) converter converts the digital control signal from the computer to analog form to drive the actuators and motors to position the robot arm accurately.

     High Speed Data Conversion Products

      High speed converters are used in a variety of applications such as wireless communications systems, image processing, digital oscilloscopes, ultrasound, radar and sonar, as well as the front end of other advanced systems using digital signal processing (DSP) technology.

     Digital Audio and Video Products

      We also offer high precision, single chip, D/A converters, A/D converters, codecs and video signal processing devices for the digital audio and video market. Our pulse-code-modulated (PCM) product line plays an essential role in digital audio systems, such as compact disc (CD) players, that use laser technology to achieve high performance audio reproduction. Our components convert the digital signals for each stereo channel into audio. Several generations of products of this type have been developed and introduced for use in digital audio systems. Our presence in the CD market facilitated our early entry into the DVD and multimedia markets. Our PCM converters have now been designed into musical instruments, computer games, automobile sound systems, CD-ROMs for multimedia applications, set top box tuners for cable and satellite TV, DVD players and PC add-in cards. Our high speed A/ D converters are used in charge coupled device (CCD) imaging applications such as camcorders, digital cameras and scanners to convert the CCD analog signal to digital for processing in the system DSP. In addition, we make complete “front-end” video ASSPs, combining A/D converters with other circuitry to handle all the signal processing between the CCD sensor and the system’s digital processor.

Intelligent Instrumentation Inc.

      Through our majority-owned subsidiary, Intelligent Instrumentation, Inc., we also design, manufacture, and market a broad line of hardware and software products for the capture and sharing of real-time enterprise data. These products capture sensor-based data as well as human-entered data. Products include plug-in data acquisition boards, Ethernet-based data acquisition systems, network based data collection terminals and component terminals for machine interface. These products are widely used in a range of applications, including predictive maintenance, access control, time and attendance, material tracking, product test and resource planning.

Research and Development

      The design of analog and mixed signal circuitry is highly dependent on the skills and experience of individual design engineers. We believe that our team of design engineers has developed extensive core strengths in high performance analog and mixed signal integrated circuits. To support our engineering teams, we continually invest in design engineering talent, engineering tools, production processes and test equipment. We maintain research and development facilities in Arizona, Oregon, Pennsylvania, the United Kingdom, Japan and Germany.

      We emphasize the development of proprietary standard and application specific products. Our product strategy is to identify markets in which the application of analog microelectronics technology may be used to provide competitive advantages for our customers through improved methods of precision measurement, monitoring and controlling of physical processes and conditions. Examples of these markets include robotics, factory automation, process control, automatic test, medical instrumentation, computers, communications and digital audio and video. Within these markets, we target specific applications for our design and processing technology that we believe will make significant contributions to our customers.

      Our linear products division focuses on signal processing and power management products. The data product division develops data conversion products for medical, motor control and imaging applications. Our high speed product division targets communications applications. Our consumer product division designs products for audio, video and digital imaging applications. Our isolation products division develops power regulators and isolation products for computing and communications applications.

      We invest heavily in research and development to maintain our core design competency and accelerate new product output. We spent approximately $46 million, $40 million and $34 million for product and process development in 1999, 1998 and 1997 respectively, representing 15.8%, 15.5% and 13.5% of revenue in these periods. During this three-year period, we introduced 258 new products, including 92 during 1999.

Intellectual Property

      We seek to protect our products and wafer fabrication process technologies primarily through patents, trade secrecy measures, copyrights, mask work protection, trademark registrations, licensing restrictions, confidentiality agreements and other approaches designed to protect proprietary information. We own approximately 180 United States and international patents expiring from 2000 to 2018, and have applications for approximately 40 additional patents pending in the United States, as well as patents issued and pending in several other countries. Although we pursue a policy of maintaining a strong patent portfolio, we believe that our success depends primarily upon the experience and creative skills of our people rather than upon the ownership of patents. As is common in the semiconductor industry, from time to time we have been and may in the future be notified of claims regarding the possible infringement of patents issued to others, and similarly, we have on occasion notified others of possible infringements of our patents as we have deemed appropriate.

Sales and Marketing

      We sell our products in what we consider to be all major markets in the industrialized world through our direct sales force and through independent sales representatives and distributors. We maintain eight sales offices in the United States and have international sales subsidiaries in France, Germany, Italy, the Netherlands, Switzerland, the United Kingdom, Japan and Singapore. Our direct sales force is primarily focused on large corporate customers, while our independent sales representatives and distributors service the needs of our broad base of smaller clients. In particular, the direct sales force and field application engineers work with customers at the inception of a new product to identify specific applications. Most of our sales people hold engineering degrees and the balance have relevant engineering experience.

      Approximately 61% of our 1999 worldwide revenue was realized through third party distribution. In 1999, sales to one U.S. distributor and its related party accounted for approximately 15% of sales. Independent sales representatives sell our products in approximately 45 countries and the less significant domestic markets where we do not have a direct sales force.

      We sell our products to a diverse base of over 25,000 customers worldwide. We have maintained long-term relationships with major customers in the industrial process control, instrumentation and imaging markets. Currently, we are targeting our key corporate accounts for further penetration through joint collaboration on high volume, application specific products and incremental sales of standard circuits from our diverse product line. In 1999, our fifteen key corporate accounts generated approximately 20% of our total revenue. Sony, our largest end-customer, accounted for 5.8% of 1999 sales.

      Sales outside the United States accounted for approximately 61% of total revenues in 1999, 65% of total revenues in 1998, and 66% of total revenues in 1997. To support our international marketing organization, we have established product development, production, marketing and administrative functions in Scotland and

Japan. Some of our products are subject to export regulations and other international trading restrictions, but we have not experienced any material difficulties from these limitations.

Backlog

      Many of our products are standard items with a relatively short delivery cycle. Our backlog is generally scheduled for delivery within three months or less of order, although some portion may be scheduled for delivery four to twelve months into the future. As a result, the order backlog at the end of any specific quarter is not generally indicative of the level of sales to be expected in succeeding quarters. It is our policy to include in backlog only those orders that have firm scheduled delivery dates within one year. Our backlog as of December 31, 1999, 1998, and 1997, was approximately $79.6 million, $46.3 million and $56.5 million, respectively.

Manufacturing

      Our production of integrated circuits use internal process technologies, externally purchased wafer processing foundry services and purchased components that already incorporate the desired semiconductor manufacturing technology. We use several bipolar, complementary metal oxide semiconductor (CMOS) and bipolar CMOS processes that provide circuits for the analog and data conversion markets. We seek to optimize wafer production through a combination of in-house and outsourced fabrication facilities, utilizing third parties where more cost effective or efficient. Our internal facility is located in Tucson, Arizona.

      We conduct electrical testing of integrated circuits in both wafer and packaged forms. The combination of various specifications makes the test process for analog and mixed-signal devices particularly difficult. Test operations require the programming, maintenance, and use of sophisticated computer-based test systems and complex automatic handling systems. We have special screening and qualification programs when high reliability quality grades are required by customer specifications.

      We have integrated circuit assembly operations in Tucson. However, most of our assembly demand is met by using contract assembly companies located in Japan, Taiwan, Malaysia, Thailand and the Philippines. To achieve lower cost without compromising high performance, we have expanded our packaging capability to include low cost multi-chip module assembly in our Tucson manufacturing facility. Following assembly, we perform final testing, marking and inspection of the packaged units, utilizing outsourced service firms when cost effective.

      To maintain our reputation for producing high quality and reliable products, we have developed and implemented a quality program to focus on customer satisfaction. The program includes annual satisfaction reviews with customers to assess improvement priorities and competitor comparisons. The quality program also includes Quality System Certification (ISO9001), a comprehensive product/process reliability monitoring program, and a stringent qualification program for new products and processes.

      We maintain facilities in Europe and Japan to provide better service to our customers in these regions and to achieve an improved competitive position. In Europe, our product development and administrative site is located in Livingston, Scotland. This facility designs integrated circuits for sale in Europe and for export to other markets. In Japan, our Atsugi Technical Center, near Tokyo, performs product development, final product testing and quality and reliability testing for the digital audio and imaging product line for sale in Japan and export to other markets.

      The principal raw materials used in the manufacture of our monolithic integrated circuits are silicon wafers, chemicals and gases used in processing wafers, gold wire and ceramic, metal and epoxy packages that enclose the chip and provide the external connections for the circuit. Silicon wafers and other raw materials may be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. As is typical in the industry, we allow for a significant period of lead time between order and delivery of raw materials. In addition, we sometimes enter into long term supplier-customer relationships with key suppliers of such materials to mitigate possible shortage problems.

Competition

      We believe that competition in our industry is based primarily on design and process innovation, product performance and reliability, adherence to changing industry standards, marketing and distributing capability, technological change, availability of a broad range of specialized products, standard product availability and price. We believe that reliable performance, service and product innovation are more important than price for high performance circuits. Price is more of a competitive factor when an equivalent product is available from other sources.

      Our major competitors in the high performance analog integrated circuits market are Analog Devices, Linear Technology and Maxim Integrated Products. With respect to a more limited range of products, we also compete with Cirrus Logic, Conexant, Elantec Semiconductor, National Semiconductor, Intersil, ON Semiconductor, ST Microelectronics, Sipex Corporation and Texas Instruments. Our consumer product line competes with several U.S. and foreign manufacturers of D/ A converters for use in digital compact disc stereo systems and multimedia systems. These include Asahi Kasei, Cirrus Logic, Hitachi, Micro Linear, Mitsubishi, Philips Semiconductors, Sony Electronics, and Wolfson Microelectronics. Many of our competitors are larger and have greater financial and other resources than us.

Environmental Regulation

      Government regulations impose various controls on the discharge of certain chemicals and gases into the environment that we use to process semiconductors at our Tucson fabrication facility. We believe that our manufacturing processes conform to present environmental regulations, but future changes in these regulations could result in increased costs or impede our operating performance. We are currently eliminating lead from our semiconductor processes to comply with anticipated European regulations.

      Our Tucson, Arizona campus is part of the Tucson International Airport Superfund site. We have agreed with the United States Environmental Protection Agency (EPA) to implement site remediation actions pursuant to the provisions of a consent decree agreement with the EPA. We incurred approximately $60,000, $75,000 and $200,000 of remediation expense in 1999, 1998, and 1997, respectively.

      In addition, we have been named as a potentially responsible party (PRP), along with hundreds of other PRPs, at the OMEGA chemical Superfund site in Whittier, California. The PRPs are currently negotiating a consent decree with the EPA from remediation of that site. Due to our small volumetric contribution to the OMEGA site, we believe our responsibility for remediation costs should not have a material adverse impact on our operations.

Employees

      At December 31, 1999, we employed 1,522 people worldwide, including 931 employees in manufacturing and assembly, 265 employees in research and development, 216 in sales and marketing and 110 in management and administration. Many of our employees are highly skilled and our continued success will depend in part on our ability to attract and retain such employees, who are generally in great demand. At times, like other semiconductor manufacturers, we have had difficulty hiring engineering personnel. We have never experienced a work stoppage and we consider our employee relations to be good.

Item 2.  Properties

      We have manufacturing or technical facilities in Tucson, Arizona, Atsugi, Japan and Livingston, Scotland. In 1994, we established business units in these locations to bring greater focus to their respective served markets and accelerate new product development. Our major manufacturing and engineering facilities and administrative offices are located in eight company-owned buildings aggregating 304,775 square feet on our 33 acre site in Tucson, Arizona. We also own approximately 120 acres of land in Tucson which is being held for future expansion.

      In December 1998, we purchased a 12,000 square foot building in Livingston, Scotland which houses product development and administrative offices. We also own approximately 20 acres of land in Livingston, Scotland. Our Atsugi Technical Center in Atsugi, Japan is a 44,500 square foot building which houses sales, product testing and research and development activities. We have a fifteen year lease on this facility which expires in 2001. Also, we have sales offices that lease space under agreements with varying terms.

Item 3.  Legal Proceedings

      From time to time, we are involved in legal proceedings of a character normally incident to our business, including various threatened and pending claims seeking damages from us. Such litigation includes claims related to employment, environmental, personal injury, contract, product liability and intellectual property matters. We do not believe that an adverse decision in any presently pending or threatened claim, or any amounts we would be required to pay by reason of the claim, would have a material adverse effect on our financial condition, cash flows, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our shareholders in the fourth quarter of 1999.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on the Nasdaq National Market under the symbol “BBRC” since March 1984. The following table lists the high and low per share sale prices for our common stock for the periods indicated, adjusted for stock splits:

	High		Low

Fiscal Year 1998:

First Quarter	$19		$11	5/16

Second Quarter	21		12	13/16

Third Quarter	16	1/4	8

Fourth Quarter	16	5/8	8	15/16

Fiscal Year 1999:

First Quarter	18		11	15/16

Second Quarter	26	11/16	15	11/16

Third Quarter	28	13/16	22	3/4

Fourth Quarter	36	1/2	22	11/16

      On February 8, 2000, the last reported bid price of our common stock on the Nasdaq National Market was $44 1/8 per share. As of January 31, 2000, we had approximately 810 stockholders of record and approximately 6,500 beneficial owners.

      The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the near future.

Item 6.  Selected Financial Data

Five Year Financial Summary

(In thousands, except per share and employee amounts)

	1999	1998	1997	1996	1995

Net revenue	$291,448	$258,094	$252,102	$219,997	$269,162

Revenue by geographic area:

Foreign	61%	65%	66%	66%	64%

Domestic	39%	35%	34%	34%	36%

Increase (decrease) in revenue over prior years	13%	2%	15%	(18%)	39%

Gross margin % of revenue	52%	51%	50%	50%	49%

Operating expenses % of revenue	32%	34%	33%	37%	34%

Operating income % of revenue	20%	17%	17%	14%	15%

Other income % of revenue	1%	2%	1%	5%	0%

Net income	$45,718	$35,857	$32,662	$29,684	$29,212

Basic per share amount	$.83	$.65	$.60	$.55	$.58

Diluted per share amount	$.78	$.62	$.57	$.53	$.55

Income tax rate	27%	26%	30%	25%	27%

Return on revenue	16%	14%	13%	13%	11%

Return on average assets	12%	11%	12%	12%	15%

Return on average capital employed	14%	13%	14%	14%	19%

Return on equity	14%	13%	14%	15%	16%

Total capital employed	$348,965	$299,132	$251,375	$220,260	$202,349

% of revenue	120%	116%	100%	100%	75%

Total equity	$323,218	$273,513	$234,916	$199,406	$179,145

% of revenue	111%	106%	93%	91%	67%

Basic per share amount	$5.85	$4.97	$4.34	$3.69	$3.57

Diluted per share amount	$5.52	$4.76	$4.13	$3.54	$3.38

Long-term debt, less current portion	$2,053	$2,921	$1,482	$1,830	$1,808

Total debt	$20,105	$21,445	$12,145	$17,450	$20,862

% of revenue	7%	8%	5%	8%	8%

Debt-to-equity ratio	0.06	0.08	0.05	0.09	0.12

Total assets	$399,717	$338,691	$299,388	$261,588	$252,249

% of revenue	137%	131%	119%	119%	94%

Working capital	$229,586	$141,372	$114,017	$97,914	$129,908

% of revenue	79%	55%	45%	45%	48%

Current ratio	4.34	3.44	2.95	2.76	2.96

Capital expenditures	$24,760	$26,474	$25,637	$31,919	$17,574

Depreciation and amortization	$19,047	$16,928	$13,834	$13,272	$12,712

Land, building, and equipment, net	$98,252	$92,164	$79,466	$67,530	$51,424

% of revenue	34%	36%	32%	31%	19%

Average number of employees during the year	1,366	1,334	1,306	1,540	1,926

Revenue per employee	$213.36	$193.47	$193.03	$142.86	$139.75

Shares used to compute earnings per share:

Basic shares	55,296	55,005	54,081	54,005	50,250

Diluted shares	58,570	57,419	56,902	56,265	52,972

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

      We are a global leader in the development, manufacturing and marketing of high performance analog and mixed signal integrated circuits. Through our proprietary design expertise and specialized application knowledge, we deliver more than 1,200 innovative products to 25,000 customers worldwide. We target high growth segments of the communications, computing, consumer and industrial markets.

      The market for analog and mixed signal integrated circuits differs from the digital circuit market in several significant ways. Analog applications involve more complex signals than digital applications, with analog signals having continuous variations in resolution, speed, power, signal amplitude and other specifications. Competition in the analog and mixed signal markets is based more on performance, functionality, quality and reliability than on price. Analog circuits generally have longer life cycles than digital circuits because customers frequently continue to use the same component through several generations of their products, which themselves have long life cycles. This results in more stable pricing and demand, which decreases our earnings volatility.

      In contrast to the design of digital circuits, analog product design innovation depends more on experienced engineers and less on computer-aided design tools. This results from the complexities inherent in designing analog circuits that process continuous signals. Due to the limited pool of experienced analog designers, we believe our resident design expertise serves as a competitive advantage. In addition, circuit design is more important to the analog market than the relative size of the circuit. This allows us to use less costly manufacturing techniques, lowers our overall capital requirements and provides us with opportunities to increase our return on invested capital.

      With the transition to a new management team beginning in 1994, we broadened our target markets to encompass selected fast growing segments of the electronics industry, which include communications, digital consumer products and computing. In 1999, more than 59% of our revenue was derived from these segments compared to 46% in 1994. In order to support this strategy, we significantly increased our investment in research and development from 11.3% of revenue in 1994 to 15.8% of revenue in 1999. As a result, we have dramatically increased the introduction of new products from 28 in 1994 to 92 in 1999. At the same time, we have strengthened our position in our traditional industrial markets, which has provided us with a stable base of revenue that has partially insulated us from the cyclical nature of the semiconductor industry.

      We sell our products through our own sales force as well as through a network of manufacturer’s representatives and distributors. In 1999, 38.8% of revenue came from North America, 23.3% from Europe, 28.3% from Japan and 9.6% from Southeast Asia.

      We recognize revenue on sales to customers other than distributors when products are shipped. In the case of North American distributors, we defer recognition of revenue and cost of goods sold until the distributor has re-sold the product. For all international distributors other than Japan, we recognize revenue from sales to distributors at the time of sale, but reserve a portion of revenue and gross margin for sales returns. We recognize revenue and cost of goods sold upon sale to Japanese distributors.

      We sell both standard linear integrated circuits (SLICs), which can be used as precision building blocks across many applications, as well as application specific standard products (ASSPs), which are targeted to the unique requirements of emerging, high volume applications. In general SLICs take longer to reach peak revenue levels, but product life cycles tend to be longer and demand relatively stable. ASSPs, on the other hand, target the specific application needs of a more limited customer base with higher volume applications. ASSPs represent a more complete solution to a given requirement. Since 1993, sales of ASSPs have grown from 5% of our revenue to approximately 35% in 1999.

      Our manufacturing approach combines and optimizes internal wafer fabrication at our facility in Tucson, Arizona with production from third party foundries for specialty processes unavailable internally or that are more economically produced externally. We produce approximately half of our wafers internally. We also outsource most of our product assembly and packaging and an increasing proportion of our testing requirements.

Results of Operations

      The following table sets forth certain financial data for the periods indicated expressed as a percentage of revenues:

	Year Ended December 31,

	1995	1996	1997	1998	1999

Revenue	100%	100%	100%	100%	100%

Cost of goods sold	51	50	50	49	48

Gross margin	49	50	50	51	52

Operating expenses:

Research and development	10	13	13	15	16

Selling, marketing, general and administrative	24	24	20	19	16

Total operating expenses	34	37	33	34	32

Operating income	15	14	17	17	20

Other income	0	4	1	1	1

Provision for income taxes	4	5	6	5	6

Net income	11%	13%	13%	14%	16%

     1999 Compared to 1998

      Revenue. Our revenue was $291.4 million in 1999, the highest in our history. This represents a 12.9% increase over revenue of $258.1 million in 1998. We increased revenue in all of our end-markets, with particularly strong growth in our newer communications, digital consumer and computing markets. Revenue from communications products grew by more than 37% over 1998, and computing revenue in 1999 grew by 86% over 1998 to $20.4 million. The increase in revenue in all of our end markets was attributable to an increase in the number of units sold while our prices generally remained stable. The increase in the number of units sold was attributable to increased demand for our existing products as well as market acceptance of new products introduced in recent years. Semiconductor products introduced in the five years preceding 1999 accounted for approximately 53% of our 1999 revenue. Semiconductor products introduced in the five years preceding 1998 accounted for approximately 50% of our 1998 revenue. We believe this growth reflects our strategy to target high growth applications within the largest segments of the electronics market.

      Gross Margin. Gross profit as a percentage of revenue, or gross margin, improved to 52.4% in 1999 from 51.4% in 1998. This improvement was driven by the increase in revenues discussed above combined with higher factory utilization and manufacturing cost reductions. In addition, favorable foundry wafer pricing allowed us to participate in higher volume applications without a negative impact on our gross margin.

      Research and Development. Research and development expenses reached $46 million in 1999, an increase of $6.1 million over 1998, and were 15.8% of revenue as compared to 15.5% in 1998. The increase was largely attributable to the hiring of additional engineers, development expenses related to new product introductions and capital expenditures for research and development equipment. As a result of our investment in research and development, we introduced 92 new products in 1999 and 87 in 1998. We anticipate that investment in research and development in 2000 will increase in absolute dollars, but will remain relatively constant as a percentage of revenue.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses decreased to $47.1 million in 1999 from $48.1 million in 1998. From 1998 to 1999, we reduced these expenses as a percentage of revenue from 18.6% to 16.2%. This reduction is primarily attributable to our ongoing consolidation of worldwide logistics, administrative and inventory functions as well as our adoption of a global information system. We achieved a reduction in overall selling costs through our use of third party distribution channels, which accounted for 61% of our sales in 1999, compared to 50% in 1998. Much of this increase occurred in Japan as the result of both economic recovery and the increased use of distributors in that region.

      Operating Income. Operating income was $59.6 million in 1999, an increase of $15.0 million over 1998. This significant improvement was attributable to increased revenue, manufacturing efficiencies and cost reduction efforts which resulted in a decrease in overall operating expenses as a percentage of revenue to 31.9% in 1999 from 34.1% in 1998.

      Other Income. Other income was $3.0 million in 1999, and consisted primarily of net interest income on invested funds and the results of foreign currency transactions. In 1998, other income was $3.8 million.

      Provision for Income Taxes. Our effective tax rate was 27% in 1999, compared to 26% in 1998. This change resulted from our shift of certain production to offshore facilities, causing a decline in our foreign sales corporation benefit.

      Net Income. Net income for 1999 was $45.7 million. Net income increased approximately $9.9 million, which represents a 27.5% increase over 1998. The increase in net income was the result of our increased revenue, manufacturing efficiencies and cost reduction efforts. Net income represented 15.7% of 1999 revenue, compared to 13.9% in 1998. Diluted earnings per share reached $0.78 for 1999, a 25.8% increase over diluted earnings per share of $0.62 in 1998.

     1998 Compared to 1997

      Revenue. Revenue was $258.1 million in 1998, a 2.4% increase over 1997. Revenue in the U.S. and Europe increased from the prior year, while revenue from Asia declined. Revenue in Southeast Asia, excluding Japan, decreased marginally, reflecting the distressed economic climate in that region. A weakening Japanese Yen also resulted in lower revenue from Japan. In 1998, revenue from the newer communication, digital consumer, and computing markets accounted for 53% of our total revenue, exceeding for the first time revenue from the industrial market.

      Gross Margin. Gross margin improved to 51.4% in 1998 from 50.4% in 1997. The improvement was due primarily to an increased utilization of our manufacturing facilities and increased production levels, despite a shift in product mix towards higher volume products with lower average selling prices.

      Research and Development. Research and development expenses were $39.9 million, or 15.5% of revenue, in 1998, an increase of $5.9 million over 1997, reflecting an increase in product development activities.

      Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses declined to $48.1 million, or 18.6% of revenue in 1998, from $49.5 million, or 19.6% of revenue, in 1997. This improvement was the result of consolidation of selling, logistics, and administrative activity in Europe and Japan and expanded use of third party distribution in all regions and improvements in administrative efficiency. The increased use of third-party distribution resulted both in increased revenue and reduced selling costs in 1998. Approximately 50% of our 1998 revenue was derived from third party distribution, up from 46% in 1997.

      Operating Income. Operating income was $44.7 million in 1998, or 17.3% of revenue, an increase from $43.6 million, or 17.3% of revenue, in 1997, due primarily to the factors described above.

      Other Income. Other income was $3.8 million in 1998, and consisted primarily of net interest income on invested funds and the results of foreign currency transactions. Other income was $3.1 million in 1997.

      Provision for Income Taxes. Our 1998 effective tax rate was 26%, compared to 30% in 1997. The decrease was due to an increase in our foreign sales corporation benefit, increased tax credits, a further shift to tax advantaged investments and favorable Arizona tax legislation.

      Net Income. Net income was $35.9 million in 1998, up $3.2 million, or 9.8%, over 1997. Net income was 13.9% of 1998 revenue as compared to 13.0% of 1997 revenue. Diluted earnings per share were $.62 for 1998, 8.8% higher than diluted earnings per share of $.57 in 1997.

Selected Quarterly Results of Operations

      The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters ended December 31, 1999 and the percentage of our revenue represented by each item in the respective quarters. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and the accompanying notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Quarter Ended

	Apr. 4,	July 4,	Oct. 3,	Dec. 31,	Apr. 3,	July 3,
	1998	1998	1998	1998	1999	1999

	(in millions)

Statement of Operations Data:

Revenue	$68.7	$66.5	$61.2	$61.7	$61.0	$68.2

Cost of goods sold	33.1	32.0	29.7	30.7	30.2	32.6

Gross profit	35.6	34.5	31.5	31.0	30.8	35.6

Operating expenses:

Research and development	9.8	10.0	9.9	10.2	10.0	10.4

Selling, marketing, general and administrative	12.1	12.3	12.2	11.4	11.1	11.7

Total operating expenses	21.9	22.3	22.1	21.6	21.1	22.1

Operating income	13.7	12.2	9.4	9.4	9.7	13.5

Other income	0.9	0.7	1.1	1.1	0.6	0.6

Provision for income taxes	4.4	3.5	3.0	1.8	2.8	3.8

Net income	$10.2	$9.4	$7.5	$8.7	$7.5	$10.3

As a Percentage of Revenues:

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	48.2	48.1	48.5	49.7	49.5	47.9

Gross margin	51.8	51.9	51.5	50.3	50.5	52.1

Operating expenses:

Research and development	14.3	15.0	16.2	16.5	16.5	15.3

Selling, marketing, general and administrative	17.6	18.5	20.0	18.5	18.2	17.1

Total operating expenses	31.9	33.5	36.2	35.0	34.7	32.4

Operating income	19.9	18.4	15.3	15.3	15.8	19.7

Other income	1.3	1.0	1.9	1.8	0.9	0.9

Provision for income taxes	6.4	5.2	4.9	2.9	4.5	5.5

Net income	14.8%	14.2%	12.3%	14.2%	12.2%	15.1%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter Ended

	Oct. 2,	Dec. 31,
	1999	1999

	(in millions)

Statement of Operations Data:

Revenue	$78.0	$84.2

Cost of goods sold	36.6	39.2

Gross profit	41.4	45.0

Operating expenses:

Research and development	12.6	12.9

Selling, marketing, general and administrative	12.0	12.4

Total operating expenses	24.6	25.3

Operating income	16.8	19.7

Other income	0.7	1.1

Provision for income taxes	4.7	5.6

Net income	$12.8	$15.2

As a Percentage of Revenues:

Revenue	100.0%	100.0%

Cost of goods sold	47.0	46.5

Gross margin	53.0	53.5

Operating expenses:

Research and development	16.2	15.3

Selling, marketing, general and administrative	15.3	14.8

Total operating expenses	31.5	30.1

Operating income	21.5	23.4

Other income	0.9	1.2

Provision for income taxes	6.0	6.6

Net income	16.4%	18.0%

      Revenue began to decline in the second quarter of 1998 due to a cyclical downturn in the semiconductor industry and distressed economic conditions in Asia. Revenue began to rise in the second quarter of 1999 as global economic and industry conditions improved. As a percentage of revenue, gross margin contracted with the industry downturn and expanded with the recovery. Throughout the eight-quarter period, we continued to increase our investment in research and development and reduced our sales, marketing, general and administrative expenses. Our net income for the fourth quarter of 1999 was $15.2 million, or 18% of revenue, the highest in our history.

Liquidity and Capital Resources

      Our cash, cash equivalents and investments increased by $43.1 million to $163.3 million as of December 31, 1999 from $120.3 million at December 31, 1998. The increase was due primarily to cash generated from operations. Working capital increased by $88.2 million to $229.6 million at December 31, 1999 from $141.4 million at December 31, 1998. During 1999, we generated approximately $70.8 million of net cash and cash equivalents from our operating activities compared with $42.1 million during 1998. This increased generation of cash and cash equivalents was mainly attributable to our higher revenue and improved gross and operating margins.

      Accounts receivable were $66.1 million at December 31, 1999, an increase of $11.4 million from $54.7 million at December 31, 1998. This 20.8% increase was due primarily to revenue growth during the year, particularly during the second half. Days sales outstanding decreased by 8.2 days to 70.6 days at December 31, 1999 from 78.8 days at December 31, 1998, due primarily to improved collections of accounts receivable in the fourth quarter of 1999.

      Inventories decreased by $2.5 million, or 4.8%, to $49.8 million at December 31, 1999 from $52.3 million at December 31, 1998. This decrease is due primarily to increased customer demand and shorter manufacturing cycle time, which allowed us to support higher sales with lower levels of inventory. Inventory turns in the fourth quarter of 1999 were approximately 3.1, up from 2.3 in the same period in 1998.

      Net deferred tax assets were $5.0 million at December 31, 1999, compared to $2.9 million at December 31, 1998 due to increases in inventory valuation reserves. Accounts payable and accrued expenses increased by $2.3 million, or 11.6%, to $22.1 million at December 31, 1999 as compared to $19.8 million at December 31, 1998, due primarily to a higher level of manufacturing activity. Deferred income increased by $1.4 million, or 15.4%, at December 31, 1999 as compared to $8.8 million at December 31, 1998, due primarily to increased billings to distributors.

      Capital expenditures totaled $24.8 million for 1999, or $1.7 million less than in 1998. The primary uses of capital spending in 1999 were modernization and standardization of manufacturing equipment, back-end capacity expansion required by increased unit volume, next generation technology development and development of information systems. Net property and equipment increased by $6.1 million to $98.3 million in 1999 from $92.2 million at December 31, 1998, primarily due to capital expenditures. We expect to make approximately $30 million to $35 million of capital expenditures during the next 12 months. We presently plan to finance these capital expenditures from working capital.

      At December 31, 1999, total debt was $20.1 million, of which $3.3 million was term debt. This represents a $1.3 million decrease in total debt over 1998. Most of this debt was issued in connection with our foreign operations and represents interest rate arbitrage in Japan. In addition to term debt, credit facilities of approximately $42.8 million, including overdraft credit facilities with both domestic and international banks, were available to us at December 31, 1999, of which approximately $16.8 million, or 39.2%, was utilized.

      Our current ratio improved to 4.34 in 1999 from 3.44 in 1998. Current ratio improvement was primarily due to increases in cash equivalents and short-term investments resulting from increased revenue, improved collection of accounts receivable, and the reclassification of $44.2 million in long-term investments to short-term investments due to maturities. Our debt-to-equity ratio declined in 1999 to .06 from .08 in 1998.

      We repurchased 250,000 shares of our common stock in 1999 at a cost of approximately $5.4 million. Our board of directors has approved the repurchase of up to 4.5 million shares of our common stock from time to time, pursuant to repurchase guidelines.

      We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities, combined with our ability to borrow additional funds, will be adequate to meet our operating and capital requirements and obligations for at least the next 12 months.

      We regularly explore strategic transactions in our industry, including the acquisition by purchase or merger of companies, operating assets or technologies. If we were to enter into and consummate a strategic acquisition of an existing company or of operating assets or technologies, we may be required to seek financing from borrowings under commercial credit facilities or from the public or private issuance of debt or equity securities. We cannot predict whether we would be able to obtain the financing on favorable terms necessary to complete any particular strategic acquisition. Any future equity financing will decrease existing stockholders’ equity percentage ownership and result in dilution.

Year 2000

      We have not experienced any significant Year 2000 disruptions, nor do we anticipate any significant problems in the future. We have spent approximately $15.8 million since 1994 to upgrade our information systems and to address Year 2000 compliance, including approximately $100,000 in the fourth quarter of 1999. We do not anticipate any significant additional expenditures for Year 2000 compliance.

Forward-Looking Statements and Risk Factors

      In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results. These statements include certain projections and business trends which are “forward-looking.” The words “believe,” “expert,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements with respect to the growth of the semiconductor market, the growth of the communication, computing and consumer markets, the introduction of new products, the ability to develop application specific products with customers, the demand for analog and mixed signal products, competitive advantages resulting from our pool of experienced analog designers, the life cycle of our customers’ products, our ability to access working capital, our anticipated capital expenditures, the success of cost reduction strategies, the amount of future expenditures related to year 2000 remediation, the impact of foreign currency fluctuations, our product pricing levels and the impact of litigation on our business. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

      Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described in Exhibit 99, “Risk Factors,” to this Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as well as those set forth below and those detailed from time to time in our filings with the SEC or other public announcements:

•	fluctuations in manufacturing, assembly and test yields;

•	availability and utilization of manufacturing capacity;

•	retention and recruitment of key management and technical personnel;

•	successful development and timely introduction of new products;

•	demand for and market acceptance of new and existing products;

•	product obsolescence;

•	global and market conditions, including, without limitation, the cyclical nature of the semiconductor industry and the markets related to our and our customers’ products;

•	pricing pressures and other competitive factors;

•	changes in product mix;

•	our ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	our labor relations and those of our customers and suppliers;

•	our successful integration of potential acquisitions;

•	risks related to our international business operations; and

•	other risks and uncertainties.

Item 7A.  Quantatative and Qualitative Disclosures About Market Risk

      We have not incurred significant debt, and our interest rate risk at December 31, 1999 relates primarily to our cash equivalents and short-term investments. At December 31, 1999, our cash equivalents and short-term investments had a fair value of $153.0 million, a weighted yield of 4.93%, and maturities at various times during 2000. Due to the short period of time until maturity, the potential impact of a 1% change in interest rates would not materially affect the fair value of our investments. We held no long-term investments at December 31, 1999.

      International markets accounted for a majority of our revenue in 1999. The resulting transactions have associated exchange rate fluctuation risk. Exchange rate fluctuations can also affect our reported revenue, as a significant portion of the sales of our international subsidiaries are denominated primarily in foreign currencies, but reported in the consolidated financial statements in U.S. dollars using weighted-average exchange rates. We attempt to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by our significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. These contracts have historically been in three currencies: Japanese Yen, British Pounds and German Marks, although such contracts were exclusively in Japanese Yen in 1998 and 1999. The following summarizes outstanding foreign currency forward and option contracts at December 31, 1999. Such forward and purchased option contracts will settle through March 2000.

Contract	Notional Amount	Average Rate	Fair Value

Japanese Yen forward contracts	$6,729,000	104.38	$(216,000)

Japanese Yen option contracts	4,487,000	106.97

Total	$11,216,000		$(216,000)

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Burr-Brown Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 1999, 1998 and 1997:

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Burr-Brown Corporation

      We have audited the accompanying consolidated balance sheets of Burr-Brown Corporation and Subsidiaries as of December 31, 1999, 1998, and 1997, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burr-Brown Corporation and Subsidiaries at December 31, 1999, 1998, and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

[Enrst & Young LLP SIG]

Tucson, Arizona

January 17, 2000

BURR-BROWN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,

	1999	1998	1997

Net revenue	$291,448	$258,094	$252,102

Cost of goods sold	138,704	125,446	125,075

Gross margin	152,744	132,648	127,027

% of revenue	52%	51%	50%

Expenses:

Research and development	45,982	39,893	33,951

% of revenue	16%	15%	13%

Sales, marketing, general, and administrative	47,135	48,102	49,508

% of revenue	16%	19%	20%

Total operating expenses	93,117	87,995	83,459

% of revenue	32%	34%	33%

Income from operations	59,627	44,653	43,568

% of revenue	20%	17%	17%

Interest expense	442	544	448

Other income	3,444	4,346	3,540

Income before income taxes	62,629	48,455	46,660

% of revenue	21%	19%	19%

Provision for income taxes	16,911	12,598	13,998

Effective tax rate	27%	26%	30%

Net income	$45,718	$35,857	$32,662

% of revenue	16%	14%	13%

Basic earnings per common share	$.83	$.65	$.60

Shares used in basic per share calculation	55,296	55,005	54,081

Diluted earnings per common share	$.78	$.62	$.57

Shares used in diluted per share calculation	58,570	57,419	56,902

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance at January 1, 1997	16,614	$166	$90,326	$117,467	$2,881	744	$(11,434)	$199,406

Net income				32,662				32,662

Foreign currency translation adjustment					(1,693)			(1,693)

Unrealized gains on investments					193			193

Comprehensive income								31,162

Stock split at three-for-two	8,343	84	(84)			373

Stock options exercised	366	3	4,664					4,667

Treasury stock acquired						3	(105)	(105)

Affiliate’s stock activity				(214)				(214)

Stock split at three-for-two	12,662	127	(127)			560

Balance at December 31, 1997	37,985	380	94,779	149,915	1,381	1,680	(11,539)	234,916

Net income				35,857				35,857

Foreign currency translation adjustment					1,537			1,537

Unrealized losses on investments					(28)			(28)

Unrealized losses on hedging transactions					(151)			(151)

Comprehensive income								37,215

Stock options exercised	606	6	5,393					5,399

Treasury stock acquired						171	(3,580)	(3,580)

Affiliate’s stock activity			40	(477)				(437)

Balance at December 31, 1998	38,591	386	100,212	185,295	2,739	1,851	(15,119)	273,513

Net income				45,718				45,718

Foreign currency translation adjustment					778			778

Unrealized losses on investments					(169)			(169)

Unrealized losses on hedging transactions					(45)			(45)

Comprehensive income								46,282

Stock split at three-for-two	18,546	185	(185)

Stock options exercised	589	6	8,838					8,844

Treasury stock acquired						252	(5,403)	(5,403)

Affiliate’s stock activity				(18)				(18)

Balance at December 31, 1999	57,726	$577	$108,865	$230,995	$3,303	2,103	$(20,522)	$323,218

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	1999	1998	1997

ASSETS
Current Assets

Cash and cash equivalents	$118,132	$72,427	$54,284

Short-term investments	45,189	3,620

Trade receivables	66,068	54,677	55,689

Inventories	49,761	52,296	44,533

Deferred income taxes	10,073	6,447	7,973

Prepaid expenses and other	9,133	9,960	10,069

Total Current Assets	298,356	199,427	172,548

Long-Term Investments		44,209	44,767
Land, Buildings, and Equipment

Land	5,210	5,145	3,418

Buildings and improvements	33,721	28,214	25,690

Equipment	179,628	167,596	145,411

	218,559	200,955	174,519

Less accumulated depreciation and amortization	(120,307)	(108,791)	(95,053)

	98,252	92,164	79,466

Other Assets	3,109	2,891	2,607

TOTAL ASSETS	$399,717	$338,691	$299,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Notes payable	$16,756	$17,289	$9,991

Accounts payable	17,900	16,179	18,203

Accrued expenses	4,229	3,649	4,678

Accrued employee compensation and payroll taxes	8,940	6,056	9,299

Deferred profit from distributors	10,143	8,790	8,318

Income taxes payable	9,506	4,857	7,370

Current portion of long-term debt	1,296	1,235	672

Total Current Liabilities	68,770	58,055	58,531

Long-Term Debt	2,053	2,921	1,482

Deferred Income Taxes	4,995	3,547	3,774

Other Long-Term Liabilities	681	655	685
Commitments

Stockholders’ Equity:

Preferred stock, $.01 par value-authorized 2,000 shares: none issued or outstanding

Common stock, $.01 par value-authorized 80,000 shares; issued and outstanding, including treasury shares: 1999—57,726 1998—57,887 shares, 1997—56,977 shares	577	386	380

Additional paid-in capital	108,865	100,212	94,779

Retained earnings	230,995	185,295	149,915

Accumulated other comprehensive income	3,303	2,739	1,381

Treasury stock, at cost: 1999—2,103 shares, 1998—1,851 shares, 1997—1,680 shares	(20,522)	(15,119)	(11,539)

Total Shareholders’ Equity	323,218	273,513	234,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,717	$338,691	$299,388

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	1999	1998	1997

Operating Activities

Net Income	$45,718	$35,857	$32,662

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation and amortization	19,047	16,928	13,834

Amortization of deferred gain			(1,122)

(Benefit from) provision for deferred income taxes	(2,128)	1,271	589

Increase in deferred profit from distributors	1,353	472	856

Other	404	750	418

Changes in Operating Assets and Liabilities:

(Increase) decrease in trade receivables	(8,773)	3,697	(19,368)

(Increase) decrease in inventories	2,912	(7,047)	3,781

(Increase) decrease in other assets	457	327	(4,266)

Increase (decrease) in accounts payable	1,321	(2,871)	1,264

Increase (decrease) in accrued expenses and other liabilities	10,482	(7,260)	6,376

Net Cash Provided by Operating Activities	70,793	42,124	35,024

Investing Activities

Purchases of investments	(14,676)	(39,829)	(103,484)

Maturities of investments	17,316	36,852	109,979

Purchases of land, buildings, and equipment	(24,760)	(26,474)	(25,637)

Proceeds from sale of equipment	13	176	85

Net Cash Used In Investing Activities	(22,107)	(29,275)	(19,057)

Financing Activities

Proceeds from short-term and long-term borrowings		5,092

Payments on short-term and long-term borrowings	(3,422)	(737)	(4,348)

Proceeds from capital stock activity, net	939	1,382	4,343

Net Cash (Used In) Provided by Financing Activities	(2,483)	5,737	(5)

Effect of exchange rate changes on cash and cash equivalents	(498)	(443)	(111)

Increase in Cash and Cash Equivalents	45,705	18,143	15,851

Cash and cash equivalents at beginning of year	72,427	54,284	38,433

Cash and Cash Equivalents at End of Year	$118,132	$72,427	$54,284

See Notes to Consolidated Financial Statements.

BURR-BROWN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999
(In thousands, except per share amounts)

Accounting Policies

      Organization. Burr-Brown Corporation (the Company) is a global leader in the development, manufacturing and marketing of high performance analog and mixed signal integrated circuits. Through its proprietary design expertise and specialized application knowledge, the Company delivers more than 1,200 innovative products to 25,000 customers worldwide. The Company targets the high growth segments of the communications, consumer, computing and industrial markets.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Principles of Consolidation. The consolidated financial statements include the accounts of Burr-Brown Corporation and its majority owned subsidiaries, of which all but one are wholly-owned. Investments in which ownership is at least 20% but not over 50% are accounted for under the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions are eliminated.

      Inventories. Inventories are valued at the lower of cost (first-in, first-out basis) or market.

      Land, Buildings, and Equipment. Land, buildings, and equipment are stated at cost. Depreciation on buildings and equipment is computed by the straight-line method over the estimated useful lives ranging from three to forty years.

      Revenue Recognition. The Company recognizes revenue on sales to customers other than distributors when products are shipped. In the case of North American distributors, the Company defers recognition of revenue and cost of goods sold until the distributor has re-sold the product. For all international distributors other than Japan, the Company recognizes revenue from sales to distributors at the time of sale, but reserves a portion of revenue and gross margin for sales returns. Revenue and gross margin are recognized upon sale to Japanese distributors.

      Income Taxes. Income taxes are determined utilizing the liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

      Foreign Currency Translation. The financial statements of foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The gains and losses resulting from the change in exchange rates from year to year have been included as a component of accumulated other comprehensive income. Transaction gains and losses, which are not significant for all years presented, are currently reflected in income.

      Concentration of Credit Risk. Financial instruments which could potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, long-term investments, trade receivables, and foreign currency contracts.

      The Company maintains cash and cash equivalents at various financial institutions. These financial institutions are located throughout the world, and Company policy is designed to limit exposure at any one institution and takes into account the relative credit standing of these institutions. The Company’s short-term and long-term investments are purchased through high credit quality financial institutions. For investments held at December 31, 1999, cost exceeded fair value by $7, while fair value exceeded cost by $278 and $319 at 1998 and 1997 year-end, respectively (see note entitled Cash Equivalents and Investments).

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      Credit risk with respect to trade receivables is limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Furthermore, management continually monitors and adjusts allowances associated with these receivables.

      Credit risk with respect to foreign currency contracts is mitigated by maintaining relationships with major U.S. banks and arranging foreign currency hedging products with such banks. The fair value of foreign currency contracts was ($216) and ($244) at December 31, 1999 and 1998, respectively (see note entitled Foreign Currency Contracts and Hedging Activities).

      In 1999, sales to a domestic distributor and its affiliate accounted for approximately 15% of consolidated net revenues. There were no sales to a single distributor or customer that exceeded 10% of consolidated net revenues in 1998. In 1997, sales to a domestic distributor accounted for approximately 10% of consolidated net revenues.

      Stock Issued to Employees. Stock options are granted to employees under the Company’s Stock Incentive Plan with an exercise price equal to the fair value of the shares at date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants (see note entitled Stockholder’s Equity).

      Earnings per Share. References to share and per share amounts have been restated to reflect three-for-two stock splits effective December 1999, March 1998 and April 1997. The Company did not split its treasury stock in December 1999.

      Accumulated Other Comprehensive Income. As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company’s consolidated results of operations, financial position, stockholders’ equity or cash flows. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments, which prior to adoption were reported separately in stockholders’ equity, as well as unrealized gains or losses on cash flow hedges upon adoption of SFAS No. 133, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income consists of the following:

	December 31,

	1999	1998	1997

Foreign Currency Translation Adjustment	$3,503	$2,725	$1,188

Unrealized (losses) gains on investments	(4)	165	193

Unrealized (losses) gains on cash flow hedges	(196)	(151)

	$3,303	$2,739	$1,381

Cash Equivalents and Investments

      The Company classifies its investments as cash equivalents, short-term, or long-term investments based on the number of days between the year-end date and the original maturity dates, reset dates, or call dates of its investments. Investments classified as cash equivalents have a range of days from 1 to 90, short-term investments have a range of days from 91 to 365, and long-term investments have a range of days over 365. At December 31, 1999, the Company had no investments maturing after December 1, 2000.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      The fair value of cash equivalents and investments at December 31, 1999, 1998, and 1997, classified as available for sale, consisted of:

	1999	1998	1997

U.S. Treasury and Government Agency Securities			$18,900

Municipal Bonds	$59,904	$56,167	31,065

Mutual Funds investing in various debt securities	93,070	46,700	16,342

	$152,974	$102,867	$66,307

      For investments held at December 31, 1999, cost exceeded fair value by $7. Fair value exceeded cost at December 31, 1998, and 1997 by $278, and $319, respectively. At December 31, 1999, 1998, and 1997, the Company reported unrealized gain or loss, net of tax, as a component of accumulated other comprehensive income. Fair value for such securities is determined based on quoted market price.

      Income received from cash equivalents and investments (classified as other income) was $4,800, $4,432, and $3,624, in 1999, 1998, and 1997, respectively.

Inventories

      Inventories consist of the following:

	December 31,

	1999	1998	1997

Finished goods	$11,557	$17,816	$12,206

Work-in-process	30,543	25,718	22,719

Raw materials	7,661	8,762	9,608

	$49,761	$52,296	$44,533

Foreign Currency Contracts and Hedging Activities

      Due to the Company’s significant international sales, both to unaffiliated customers and to its foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations on the future U.S. dollar value of its revenue, operating expense transactions, as well as the U.S. dollar value of its accounts receivable denominated in foreign currencies. For currencies other than the Japanese Yen, the Company mainly uses the natural hedges resulting from intercompany payables and expenses incurred in local currencies to dampen the effect of foreign currency fluctuations. Due to the significance of Japan to its consolidated operations, the Company uses foreign currency forward and purchased option contracts to hedge forecasted Yen denominated sales transactions and specific Yen denominated cost transactions and uses foreign currency forward contracts to hedge Yen denominated accounts receivable.

      The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 4, 1998, the first day of its fourth fiscal quarter in 1998. There was no impact on consolidated income or on consolidated accumulated other comprehensive income from adopting SFAS No. 133. At December 31, 1999, all of the Company’s foreign currency contracts were designated as cash flow hedges and consisted of purchased options and forward contracts. These contracts had a notional value of $11,216 and hedged anticipated Japanese Yen denominated sales transactions. The Company assesses the effectiveness of its foreign currency forward contracts using the spot rate, and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expenses, and was immaterial to the years ended December 31, 1999 and 1998. The loss recorded as other comprehensive income on cash flow hedges amounted to $196 net of the deferred

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

tax effect of $120. Such amounts will be reflected in the Company’s income statements between January 2000 and March 2000 as the forecasted transactions occur. Gains and losses on fair value hedges were reflected in other (income) expense, and were immaterial to the year ended December 31, 1999 and 1998. No contracts were designated as fair value hedges at December 31, 1999.

      The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of December 31:

	1999		1998

Foreign Currency Contracts— Japanese Yen	Notional	Fair Value	Notional	Fair Value

Forward contracts	$6,729	$(216)	$8,753	$(244)

Purchased option contracts	4,487		6,201

	$11,216	$(216)	$14,954	$(244)

      Prior to adopting SFAS No. 133, the Company marked all foreign currency forward contracts which hedged accounts receivable to market, with the resulting gain or loss included as other income (expense). Gains under foreign currency purchased option contracts which were designated and effective as hedges of forecasted sales transactions were deferred until realized, at which time they were reported as revenue in the consolidated financial statements. Such realized and unrealized gains and losses are insignificant for all periods presented.

Notes Payable

      The Company has available short-term credit facilities of approximately $32,798 with $16,756 outstanding as of December 31, 1999. There are no compensating balance requirements. All of the available short-term credit facilities are in foreign currencies and are used to support the Company’s foreign operations. Interest rates are tied to prevailing national base rates, and the weighted-average rates for 1999, 1998, and 1997 were 1.4%, 1.6%, and 1.7%, respectively. These lines of credit are renewable annually at various dates.

Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	1999	1998	1997

Capitalized lease arrangements— various terms and interest rates	$3,349	$4,156	$2,154

Less current portion	1,296	1,235	672

	$2,053	$2,921	$1,482

      The Company has a $10 million revolving line of credit with a major U.S. bank. The Company can borrow at LIBOR + 1.25% or the bank’s Prime rate or the bank’s “bid rate.” The Company may select terms of 30, 60, 90, and 120 days for LIBOR borrowings. The revolving line of credit carries an annual commitment fee of  1/4% on the unused portion of the commitment. The loan agreement has current ratio and net worth covenants. As of December 31, 1999, the Company is in compliance with all covenants and conditions contained in the loan agreement. The loan agreement does not require compensating balances. The Company’s revolving line of credit terminates at May 4, 2001.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      Under the various long-term debt agreements consisting exclusively of capital lease obligations, the Company is obligated to pay the following principal amounts for each of the next five years:

2000	$1,296

2001	$912

2002	$795

2003	$326

2004	$20

      Interest paid on all debt amounted to $435, $437, and $453 in 1999, 1998, and 1997, respectively.

Income Taxes

      Income before income taxes is comprised as follows:

	Years Ended December 31,

	1999	1998	1997

Domestic	$46,207	$34,478	$32,999

Foreign	16,422	13,977	13,661

	$62,629	$48,455	$46,660

      The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,

	1999	1998	1997

Current:

U.S. Federal	$10,746	$5,525	$4,275

State	1,250	296	931

Foreign	7,093	5,478	7,995

	19,089	11,299	13,201

Deferred:

U.S. Federal	(1,673)	635	2,107

State	(140)	194	(102)

Foreign	(365)	470	(1,208)

	(2,178)	1,299	797

	$16,911	$12,598	$13,998

      Actual current tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity of $2,659, $3,445, and $2,576 in 1999, 1998, and 1997, respectively. The tax benefit from stock option activity is recorded as a reduction in current income taxes payable and an increase in additional paid-in capital.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	1999	1998	1997

Deferred tax liabilities:

Depreciation	$(5,083)	$(3,879)	$(3,623)

Total gross deferred tax liabilities	(5,083)	(3,879)	(3,623)

Deferred tax assets:

Inventory reserves and capitalization	4,451	2,436	2,396

Federal and state tax credit carryforwards	11,007	6,408	2,569

Intercompany transactions	210	260	833

Foreign loss carryforwards	297	330	692

Distributor reserves	3,856	3,349	3,267

Employee benefits reserves	617	620	695

Other, net	1,027	114	631

Total gross deferred tax assets	21,465	13,517	11,083

Valuation allowance	(11,304)	(6,738)	(3,261)

Total deferred tax assets	10,161	6,779	7,822

Net deferred tax assets	$5,078	$2,900	$4,199

      The Company recorded valuation allowances to reflect the estimated amount of deferred tax assets which may not be realized due to annual limitations or otherwise from foreign loss and federal and state tax credit carryforwards. The majority of the valuation allowance is attributed to Arizona R&D tax credit carryforwards of $8,912, which may not be utilized in the future due to annual limitations on their use.

      A reconciliation of the U.S. Federal statutory income tax rate to the effective tax rate follows:

	Percent of Pretax Income

	Years Ended December 31,

	1999	1998	1997

U.S. Federal statutory rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	1.2	0.7	1.2

Foreign taxes in excess of (less than) U.S. Federal statutory rate	(2.5)	(2.1)	1.3

Foreign sales corporation	(2.5)	(4.4)	(2.9)

Research and development credit	(2.0)	(2.1)	(2.0)

Tax exempt investment income	(2.2)	(1.9)	(1.3)

Other		0.8	(1.3)

Effective tax rate	27.0%	26.0%	30.0%

      Undistributed earnings of foreign subsidiaries were $15,160 at December 31, 1999. No provision for U.S. tax has been made on these undistributed earnings as they are intended to be permanently reinvested or will be remitted substantially free of additional tax.

      A foreign subsidiary has a net operating loss carryforward of $260, which can be carried forward indefinitely. The Company has federal and state tax credit carryforwards totaling $11,007 which expire at

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

various dates beginning in 2003. Included in the federal and state carryforwards is the Arizona R&D credit carryforward discussed above.

      Net income taxes paid amounted to $11,085, $9,995, and $5,773 in 1999, 1998, and 1997, respectively.

Stockholders’ Equity—Share amounts in thousands

      The Company adopted an Incentive Stock Plan in 1981 which was amended and restated in 1983. Under this plan, options were granted to key employees, subject to certain limitations to purchase an aggregate of 4,750 shares of common stock at not less than the fair market value on the date of the grant. All options under the plan must be exercised within ten years from the date of the grant. This plan expired in 1993, and no further options will be granted under this plan. However, all options outstanding under this plan will continue to have full force and effect in accordance with their terms.

      In 1993, the Company adopted the 1993 Stock Incentive Plan. This plan is intended to benefit the Company by providing an incentive to certain key employees, directors, and consultants. The aggregate number of shares which may be issued under this plan shall not exceed 13,332 shares, including 2,421 shares available from the 1981 Plan. This plan is administered by a committee of the Board of Directors. The option price per share shall be fixed by the committee, but in no event shall the option price per share be less than the fair market value on the date of the grant. The committee also determines the date on which granted options will become exercisable, although all options under this plan must be exercised within ten years from the date of grant.

      As of December, 1998, the Company had a plan in place to purchase up to 4,500 shares of the Company’s common stock in the open market. The acquired shares will be used to provide shares for the employee stock option and stock purchase programs.

      On August 2, 1998, the Company initiated an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of common stock every six months at 85% of the fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 900,000 shares authorized under the Purchase Plan, 819,564 shares were available for issuance at December 31, 1999.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates ranging from 4.77% to 6.45%, 4.16% to 5.76%, and 5.90% to 6.93%; dividend yields of 0.0%; volatility factor of the expected market price of the Company’s common stock of 0.608 in 1999 and 1998, and 0.508 in 1997 and an expected life of an option of seven years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      SFAS No. 123 requires the Company to present pro forma disclosures for options granted in 1995 and thereafter. Because prior years’ awards were not included in these disclosures, they would not be indicative of future amounts.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period. Pro forma disclosures also include the estimated impact of the Purchase Plan, which effect was immaterial in both 1999 and 1998.

      The Company’s pro forma information follows:

	Years Ended December 31,

	1999	1998	1997

Net Income

As reported	$45,718	$35,857	$32,662

Pro forma	$41,659	$32,756	$31,444

Earnings per share

Basic as reported	$.83	$.65	$.60

Basic pro forma	$.75	$.60	$.58

Diluted as reported	$.78	$.62	$.57

Diluted pro forma	$.71	$.57	$.55

      A summary of the Company’s stock option activity, and related information follows:

	Shares
	Under Option

		Option Price
		Per Share

					Weighted-
					Average
					Exercise Price

Balance at January 1, 1997	3,995	$1.33	–	$10.37	$3.05

Granted	1,370	7.55	–	15.95	9.93

Exercised	(893)	1.33	–	9.93	2.25

Canceled	(153)	1.38	–	7.55	4.93

Balance at December 31, 1997	4,319	1.33	–	15.95	5.31

Granted	2,073	8.00	–	20.67	13.67

Exercised	(909)	1.33	–	12.31	2.07

Canceled	(181)	1.73	–	18.67	9.63

Balance at December 31, 1998	5,302	1.33	–	20.67	8.99

Granted	1,891	13.67	–	33.33	16.67

Exercised	(803)	1.33	–	15.97	6.49

Canceled	(199)	2.52	–	15.94	10.93

Balance at December 31, 1999	6,191	$1.33	–	$33.33	$11.60

      The weighted-average fair value of options granted during 1999, 1998, and 1997 was $10.89, $12.07, and $9.26, respectively. The weighted-average remaining contractual life for options outstanding as of December 31, 1999, was 7.6 years.

      Stock options for 1,655, 1,322, and 1,254 shares were exercisable at December 31, 1999, 1998, and 1997, respectively. The weighted-average exercise price for exercisable options was $7.17, $4.24, and $2.15 at December 31, 1999, 1998, and 1997, respectively.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

Options Outstanding

						Options Exercisable

			Number	Weighted-	Weighted-		Weighted-
Range of			Outstanding at	Average	Average	Number	Average
Exercise Prices			December 31, 1999	Remaining	Exercise	Exercisable at	Exercise
				Contractual Life	Price	December 31, 1999	Price

$1.33	–	$5.93	1,294	5.1	$3.11	927	$2.54

6.42	–	12.58	2,265	7.6	10.09	444	9.67

12.64	–	17.00	1,517	8.9	14.39	42	14.13

$17.33	–	$33.33	1,115	9.0	20.76	242	19.07

			6,191	7.6	$11.60	1,655	$7.17

      Effective August 9, 1999, Burr-Brown amended and restated its stockholder rights plan, originally adopted in 1989, which was due to expire on August 9, 1999. Each right under the plan entitles the registered holder to purchase from Burr-Brown one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, $0.01 par value (the Series A Preferred Stock), of Burr-Brown. The rights have certain anti-takeover effects. The rights may cause substantial dilution to a person or group that attempts to acquire Burr-Brown on terms not approved by the Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board because of the ability of the Board to redeem the rights.

      Shares used in the basic per share calculation represent weighted-average shares outstanding in the applicable period. The additional 3,274, 2,414, and 2,821 shares used in the dilutive share calculation in 1999, 1998, and 1997, respectively, represent the dilutive effect of employee stock options and the Purchase Plan (which effect was immaterial in 1999 and 1998).

Commitments

      Approximate aggregate future commitments under noncancelable operating leases, primarily for equipment and office facilities, are summarized as follows:

2000	$1,308

2001	$656

2002	$352

2003	$171

2004	$116

Thereafter	$395

      Rental expense was $3,115, $4,289, and $4,586 in 1999, 1998, and 1997, respectively.

Business Segment Data

      The Company’s business is organized on a geographic basis, and the Company’s Chief Operating Decision Maker (the Company’s President and Chief Executive Officer) assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

      The Company has three reportable segments: North America (principally the United States), Far Eastern (principally Japan, but including Singapore beginning in 1998) and European (principally the United

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Kingdom, France, Germany, and Italy). Each of these segments derives revenue from the sale of the full array of the Company’s product lines, although the Far Eastern segment has a higher concentration of sales from certain mixed signal products.

33.1

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      The Company’s Chief Operating Decision Maker evaluates performance and allocates resources based on pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Sales between business segments are based on negotiated prices. The North American business segment includes corporate activity that benefits the Company as a whole. Net sales are attributed to segments based on location of the customer.

	Years Ended December 31,

	1999	1998	1997

Net Revenue:

North American Operations:

Unaffiliated customers	$112,556	$90,709	$86,959

Foreign unaffiliated customers	56,206	39,005	27,325

Consolidated subsidiaries	68,762	69,172	76,486

	237,524	198,886	190,770

European Operations:

Unaffiliated customers	32,948	36,829	42,455

Consolidated subsidiaries		5,821	7,143

	32,948	42,650	49,598

Far Eastern Operations:

Unaffiliated customers	89,738	91,551	95,363

Consolidated subsidiaries	25,724	16,435	5,545

	115,462	107,986	100,908

Eliminations	(94,486)	(91,428)	(89,174)

	$291,448	$258,094	$252,102

Income (Loss) Before Income Taxes:

North American Operations	$66,178	$46,587	$39,282

European Operations	2,394	1,899	796

Far Eastern Operations	14,763	12,076	12,865

Eliminations—primarily United States	(20,706)	(12,107)	(6,283)

	$62,629	$48,455	$46,660

Identifiable Assets:

North American Operations	$350,537	$293,887	$258,263

European Operations	17,617	23,034	25,592

Far Eastern Operations	57,649	52,329	42,007

Eliminations	(26,086)	(30,559)	(26,474)

	$399,717	$338,691	$299,388

Expenditures for Long-Lived Assets:

North American Operations	$22,820	$24,561	$24,644

European Operations	1,669	1,141	751

Far Eastern Operations	945	2,075	242

Eliminations	(674)	(1,303)

	$24,760	$26,474	$25,637

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Years Ended December 31,

	1999	1998	1997

Depreciation and Amortization Expense:

North American Operations	$16,595	$15,019	$12,158

European Operations	580	736	471

Far Eastern Operations	1,872	1,173	1,225

Eliminations			(20)

	$19,047	$16,928	$13,834

      The Company has two primary classes of products: analog integrated circuits and mixed signal integrated circuits. The following table shows the approximate product line revenues as a percentage of total Company revenues:

	1999	1998	1997

Product Class:

Analog Products	40.8%	45.2%	46.2%

Mixed Signal Products	55.2%	50.5%	49.0%

Other	4.0%	4.3%	4.8%

Employee Benefit Plans

      The Company has a defined contribution plan, the Future Investment Trust (FIT). The FIT is a 401(k) salary deferral plan and allows eligible participating U.S. employees to defer up to 15% of their salaries. Employee contributions are matched by the Company at a rate of 25% of the employee’s contribution. The Company’s contributions vest at 25% per year and become fully vested to the employee after four years of service. Additional voluntary Company contributions may be made to FIT participants’ profit sharing accounts.

      The Company has a noncontributory defined benefit pension plan which covers all eligible U.S. employees and generally provides benefits to retired employees based on their length of service, age, and a percentage of qualifying compensation during the final years of employment. On January 1, 1998 the Company adopted a cash balance feature within the defined benefit plan. Employees hired after January 1, 1998 will receive a benefit from the cash balance account, while employees hired prior to January 1, 1998 will receive a benefit from the cash balance account or pension formula, whichever is greater. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company’s policy is to contribute amounts sufficient to at least meet the Employee Retirement Income Security Act’s minimum funding requirements.

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      A summary of the components of net periodic pension expense follows:

	Years Ended December 31,

	1999		1998		1997

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Defined benefit pension plans:

Service cost	$775	$425	$573	$288	$487	$340

Interest cost	916	136	789	158	736	140

Expected return on plan assets	(1,264)	(48)	(1,145)	(42)	(1,035)	(49)

Net amortization	216	(11)	216	(4)	216	(11)

Recognized net actuarial loss (gain)		81	(11)	21	(24)	39

Net periodic pension expense of defined benefit plans	643	583	422	421	380	459

Defined contribution plan— Matching FIT	931		963		776

Total employee benefit expense	$1,574	$583	$1,385	$421	$1,156	$459

Assumptions used in computing pension expense for the defined benefit plans were as follows:

	Years Ended December 31,

	1999		1998		1997

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted-average discount rate	8.0%	1.5%- 6.0%	7.3%	1.2%- 7.0%	7.3%	3.1%- 7.0%

Rates of increase in compensation levels	5.0%	2.4%- 3.0%	4.0%	2.4%- 3.0%	4.0%	3.0%

Expected long-term rate of return on assets	9.5%	2.0%- 7.0%	9.5%	2.1%- 7.0%	9.5%	3.0%- 7.0%

BURR-BROWN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

      The following are progression of the projected benefit obligations and fair values of plan assets:

	Year Ended December 31,

	1999		1998		1997

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Change in benefits obligation:

Benefit obligation, beginning of year	$12,465	$4,705	$11,054	$3,200	$9,439	$3,376

Service cost	775	425	573	288	487	340

Interest cost	916	136	789	158	736	140

Actuarial gains and losses	(364)	(228)	461	687	717	(154)

Benefits paid	(416)	(354)	(412)	(131)	(325)	(76)

Foreign exchange rate changes		41		503		(426)

Benefit obligation, end of year	$13,376	$4,725	$12,465	$4,705	$11,054	$3,200

Change in plan assets:

Fair value of plan assets, beginning of year	$14,844	$1,909	$13,772	$1,526	$12,049	$1,474

Actual return on plan assets	1,553	227	1,484	3	2,048	44

Contributions from the Company		304		265		296

Benefits paid	(416)	(322)	(412)	(131)	(325)	(76)

Other		(35)		(19)		(35)

Foreign exchange rate changes		120		265		(177)

Fair value of plan assets, end of year	$15,981	$2,203	$14,844	$1,909	$13,772	$1,526

      The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company’s defined benefit pension plans:

	December 31,

	1999		1998		1997

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Funded status	$2,605	$(2,522)	$2,379	$(2,796)	$2,718	$(1,674)

Unrecognized net loss (gain)	(3,425)	734	(2,773)	1,009	(2,906)	148

Unrecognized prior service cost	468		685		878

Unrecognized net transition obligation		(92)		(53)		(22)

Net pension asset (liability)	$(352)	$(1,880)	$291	$(1,840)	$690	$(1,548)

      U.S. plan assets consist of investments in equities, bonds, and cash equivalents. Foreign plans’ assets consist of securities, real estate, loans, and cash equivalents.

BURR BROWN CORPORATION AND SUBSIDIARIES

SUMMARIZED QUARTERLY DATA (UNAUDITED)
(In thousands, except per share amounts)

      The following is a summary of quarterly financial data for 1999, 1998, and 1997:

	Quarter Ended 1999

	April 3	July 3	Oct. 2	Dec. 31

Net revenue	$61,007	$68,210	$78,037	$84,194

Gross margin	30,779	35,567	41,357	45,041

Net income	7,464	10,305	12,796	15,153

Basic earnings per share	$.14	$.19	$.23	$.27

Diluted earnings per share	$.13	$.18	$.22	$.26

	Quarter Ended 1998

	April 4	July 4	Oct. 3	Dec. 31

Net revenue	$68,685	$66,518	$61,164	$61,727

Gross margin	35,598	34,521	31,503	31,026

Net income	10,166	9,434	7,520	8,737

Basic earnings per share	$.19	$.17	$.14	$.16

Diluted earnings per share	$.18	$.16	$.13	$.15

	Quarter Ended 1997

	March 29	June 28	Sept. 27	Dec. 31

Net revenue	$54,772	$62,505	$65,928	$68,897

Gross margin	27,372	31,268	33,259	35,128

Net income	6,572	7,747	8,554	9,789

Basic earnings per share	$.12	$.14	$.16	$.18

Diluted earnings per share	$.12	$.14	$.15	$.17

      The Company’s fiscal quarters correspond to a full thirteen week period, except for the fourth fiscal quarter which ends on December 31.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our senior management and directors:

Name	Age	Position

Syrus P. Madavi	50	Chairman of the Board, Chief Executive Officer and President

J. Scott Blouin	49	Chief Financial Officer

Kenneth G. Wolf	59	Executive Vice President

Thomas R. Brown, Jr.	73	Director

John S. Anderegg, Jr.	76	Director

Francis J. Aguilar	67	Director

Marcela A. Gumucio	62	Director

      Mr. Madavi has been our President and Chief Executive Officer since March 1994 and Chairman since April 1998. Prior to joining us, Mr. Madavi was employed at Raytheon from 1990 to 1994, where he served as President of the Semiconductor Division for his last two years there. Prior to working at Raytheon, Mr. Madavi served as the Vice President and General Manager of Honeywell Signal Processing Technologies from 1984 to 1989. He also held management positions with Analog Devices Inc. from 1980 to 1983. Mr. Madavi has a B.S.E.E. degree from Stevens Institute, a M.S. in Computer Science from Stevens Institute and a M.B.A. in Finance from the University of California Los Angeles.

      Mr. Blouin joined Burr-Brown in 1995 as Corporate Controller and was promoted to CFO in 1996. Mr. Blouin is responsible for all aspects of our worldwide financial management, including Accounting, Treasury, and Tax. Prior to joining us, he was employed for 17 years at Analog Devices where he held a series of increasingly senior positions in financial management. Mr. Blouin holds a B.S. from the University of New Hampshire and an M.B.A. from Wake Forest University.

      Mr. Wolf joined us in April 1997. Mr. Wolf is responsible for our worldwide operations, including Fabrication and Technology Development, Assembly and Test Operations, Materials Management, Quality, and Product Engineering. Prior to joining us, he was Corporate Vice President at Motorola from 1965 to 1987, President and CEO of Synergy Semiconductor from 1987 to 1992, and Vice President and General Manager of Mass Storage and Logic Products at National Semiconductor from 1993 to 1997. Mr. Wolf holds B.S. and M.S. degrees in electrical engineering from the University of Wyoming and is a graduate of the Motorola Executive Management Institute.

      Mr. Brown founded Burr-Brown in 1956. He has served as a Director since our founding and served as Chairman from 1956 to 1998. Mr. Brown also served as the Chief Executive Officer from our founding to February 1983 and as President to 1976. Mr. Brown again served as President and CEO from April 1993 to March 1994. Mr. Brown is a former member of the Board of Directors of the Los Angeles Regional Office of the Federal Reserve Board.

      Mr. Anderegg has served as a Director since 1958. Mr. Anderegg has served as Chairman of the Board of Dynamics Research Corporation since 1955 and served as its President from 1955 to 1986. Mr. Anderegg also serves as a Director of the Ivy/ MacKenzie Funds.

      Dr. Aguilar has served as a Director since 1993. Dr. Aguilar is Professor Emeritus Business Administration at Harvard Business School. Dr. Aguilar served as Faculty Chairman, Harvard International Senior Manager’s Program, from 1972 to 1974, and Chairman, International Teachers Program, from 1968 to 1972.

Dr. Aguilar is Executive Director of the Management Education Alliance and is also a consultant and an author. He also serves as a Director of Bowater, Inc. and Dynamics Research Corporation.

      Mr. Gumucio has served as a Director since 1995. Since 1997, Mr. Gumucio has served as President of Gumucio, Burke & Associates, a private investment firm that he founded. Mr. Gumucio retired as Chief Executive Officer of Micro Focus in 1997. From 1992 to 1996, Mr. Gumucio was Chairman of the Management Board and the Chief Executive Officer of Memorex Telex N.V., and President and Chairman of the Board of Memorex Telex Corporation. Prior to his affiliation with that firm, Mr. Gumucio was an executive at Cray Research, Inc., where he served as Executive Vice President from 1983 to 1988 and as President and Chief Operating Officer from 1988 to 1990.

Item 11.  Executive Compensation

      The information required by this item is included under the section entitled “Executive Compensation and Other Information” of the Registrant’s Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Security Ownership of Principal Stockholders and Management” of the Registrant’s Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is included under the sections entitled “Certain Transactions and Relationships” and “Compensation Committee Interlocks and Insider Participation” in the Registrant Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

a.1  Financial Statements: Reference is made to page 19 for a list of all financial statements filed as a part of this report.

a.2  Financial Statement Schedules

BURR-BROWN CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

Years Ended December 31, 1999, 1998, And 1997

COL. A		COL. C	COL. D	COL. F
	COL. B	Additions	Deductions(1)
	Balance At	Charges	& Currency	Balance
	Beginning	To Costs	Translation	At End
Classification	Of Period	& Expenses	Effect	Of Period

1999

Allowance for Doubtful Accounts	$1,066	$(31)	$(336)	$699

1998

Allowance for Doubtful Accounts	$1,025	$91	$(50)	$1,066

1997

Allowance for Doubtful Accounts	$1,081	$125	$(181)	$1,025

(1)	Uncollectible accounts written off, net of recoveries.

Note: Column E — Other is zero

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

b.  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1999.

c.  Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference as Exhibit 3.1 to the Registrant’s 10-K filing for the period ended December 31, 1987. Amendment of Restated Certificate of Incorporation dated May 15, 1996, incorporated by reference as Exhibit 3.1 to Registrant’s 10-K filing for the period ended December 31, 1996. Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 9, 1999, filed herein.
3.2	Restated By-laws of the Registrant dated October 21, 1994, incorporated by reference as Exhibit 3.2 to the Registrant’s 10-K filing for the period ended December 31, 1994.
4.1	Amended and Restated Stockholder Rights Plan dated August 9, 1999, between the Registrant and Harris Trust Savings Bank, incorporated by reference as Exhibit 4.1 to the Registrants’ Form 8-K filing dated August 11, 1999.
9.1	Brown Management Limited Partnership Agreement dated November 11, 1988, among Thomas R. Brown, Jr., Mary B. Brown and Sarah B. Smallhouse, incorporated by reference as Exhibit 9.3 to the Registrant’s 10-K filing for the period ended December 31, 1988.
10.1	Registrant’s Stock Bonus Plan. Incorporated by reference as Exhibit 10.7 to the Registrant’s 10-K filing for the period ended December 31, 1987. Amendment thereof, dated June 27, 1989, incorporated by reference as Exhibit 10.7 to the Registrant’s 10-K filing for the period ended December 31, 1989. Amendment to Registrant’s Stock Bonus Plan, naming Syrus P. Madavi as Co-trustee, dated August 18, 1996, incorporated by reference as Exhibit 10.2 to Registrant’s 10-K filing for the period ended December 31, 1996.
10.2	Lease dated October 1, 1986, between Yugen Kaisha Kato Shoji and Registrant, incorporated by reference as Exhibit 10.9 to the Registrant’s 10-K filing for the period ended December 31, 1986.
10.3	Restated Burr-Brown Corporation Employee Retirement Plan dated January 1, 1988, incorporated by reference as Exhibit 10.17 to the Registrant’s 10-K filing for the period ended December 31, 1994. Amendment to Employee Retirement Plan dated July 18, 1996, incorporated by reference as Exhibit 10.9 to the Registrant’s 10-K filing for the period ended December 31, 1996. Amendment to Employee Retirement Plan dated December 18, 1998, incorporated by reference as Exhibit 10.3 to the Registrant’s 10-K filing for the period ended December 31, 1998.

10.4	Consent Decree filed with the United States District Court on March 13, 1990, between the United States of America on behalf of the Administrator of the United States Environmental Protection Agency (EPA) and Burr-Brown Corporation. Incorporated by reference as Exhibit 10.32 to the Registrant’s 10-K filing for the period ended December 31, 1991.
10.5	Trust Agreement for Future Investment Plan Trust dated December 1, 1998, between Burr-Brown Corporation and Fidelity Management Trust Company, incorporated by reference as Exhibit 10.5 to the Registrant’s 10-K filing for the period ended December 31, 1998.
10.6	Burr-Brown Corporation 1993 Stock Incentive Plan Amended and Restated through February 16, 1996, incorporated by reference to Exhibit 10.16 to the Registrant’s 10-K filing for the period ended December 31, 1996.
10.7	Burr Brown’s Cash Profit Sharing Plan dated April 21, 1995, incorporated by reference to Exhibit 10.18 of the Registrant’s 10-K filing for the period ended December 31, 1995.
10.8	Loan Agreement dated January 31, 1996, between Burr-Brown Corporation and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.19 of the Registrant’s 10-K filing for the period ended December 31, 1995. Amendment to Loan Agreement dated May 28, 1999, filed herein.
10.9	Burr-Brown Employee Stock Purchase Plan dated August 1, 1998, incorporated by reference to Exhibit 99.8 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 7, 1998.
21.	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Registrant’s 10-K filing for the period ended December 31, 1998.
23.	Consent of Ernst & Young LLP, Independent Auditors, filed herein.
24.	Power of Attorney, incorporated by reference from page S-1 hereof.
27.	Financial Data Schedules, filed herein.
99.	Risk Factors, filed herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURR-BROWN CORPORATION

Registrant

By:	/s/ SYRUS P. MADAVI

Syrus P. Madavi
Chairman of the Board, President
and Chief Executive Officer

Date: February 8, 2000

/s/ J. SCOTT BLOUIN

J. Scott Blouin
Chief Financial Officer

Date: February 8, 2000

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

Name	Title	Date

/s/ SYRUS P. MADAVI Syrus P. Madavi	Chairman of the Board, President and Chief Executive Officer	February 8, 2000
/s/ J. SCOTT BLOUIN J. Scott Blouin	Chief Financial Officer	February 8, 2000
/s/ THOMAS R. BROWN, JR. Thomas R. Brown, Jr.	Director	February 8, 2000
/s/ FRANCIS J. AGUILAR Francis J. Aguilar	Director	February 8, 2000
/s/ JOHN S. ANDEREGG, JR. John S. Anderegg, Jr.	Director	February 8, 2000
/s/ MARCELO A. GUMUCIO Marcelo A. Gumucio	Director	February 8, 2000

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 9, 1999, filed herein.
10.8	Amendment to Loan Agreement dated May 28, 1999, filed herein.
23.	Consent of Ernst & Young LLP, Independent Auditors, filed herein.
24.	Power of Attorney, incorporated by reference from page S-1 hereof.
27.	Financial Data Schedules, filed herein.
99.	Risk Factors, filed herein.