Form 10-Q
period 2000-04-01
BURR BROWN CORP
filed 2000-05-16
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
------    Securities Exchange Act of 1934

             For the quarterly period ended April 1, 2000

                               or

------ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
     (Exact name of registrant as specified in its charter)

    Delaware                                86-0445468
-------------                               ----------
(State of Incorporation)                  (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                      Tucson, Arizona 85706
                    ------------------------
            (Address of principle executive offices)

                         (520) 746-1111
                        -----------------
                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                            ----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

As of April 1, 2000, there were 56,036,556 Shares of Common Stock, $0.01 par outstanding


                BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX

PART I.  FINANCIAL INFORMATION                            Page #

Item 1   Financial Statements (Unaudited)


           Consolidated Statements of Income, Three Months
           Ended April 1, 2000, and April 3,1999             3


           Consolidated Balance Sheets, April 1, 2000,and
           December 31, 1999                                 4

           Consolidated Statements of Cash Flows, Three
           Months Ended April 1, 2000, and April 3, 1999     5

           Notes to Consolidated Financial Statements        6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations       9

Item 3   Quantitative and Qualitative Disclosure
         of Market Risk                                     12


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                   13


SIGNATURES

         Signature Page                                     13

PART I.    FINANCIAL INFORMATION



              BURR-BROWN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (In thousands except per share amounts)


                                           Three Months Ended

                                            Apr. 1,    Apr. 3,
                                               2000       1999
                                           --------    -------
Net Revenue                                $ 90,554    $61,007
Cost of Goods Sold                           40,760     30,228
                                           --------    -------
Gross Margin                                 49,794     30,779
% of revenue                                  55.0%      50.5%
Expenses:
Research & Development                       13,071     10,063
% of revenue                                    14%        16%
Sales, Marketing, General and
  Administrative                             12,830     11,091
% of revenue                                    14%        18%
                                           --------    -------
Total Operating Expenses                     25,901     21,154
% of revenue                                    29%        35%
Income from Operations                       23,893      9,625
% of revenue                                    26%        16%
Interest Expense                              1,227        117
Other (Income) Expense                      (3,387)      (717)
                                           --------    -------
Income Before Income Taxes                   26,053     10,225
% of revenue                                    29%        17%
Provision for Income Taxes                    7,556      2,761
Effective Tax Rate                              29%        27%
                                           --------    -------
Net Income                                 $ 18,497    $ 7,464
% of revenue                                    20%        12%
                                           ========    =======
Basic Earnings per Common Share            $   0.33    $  0.14
                                           ========    =======
Shares used in basic per share
  calculation                                55,816     55,038 (1)
                                           ========    =======
Diluted Earnings per Common Share          $   0.31    $  0.13
                                           ========    =======
Shares used in diluted per share
  calculation                                60,605     57,372 (1)
                                           ========    =======

See Notes to Consolidated Financial Statements.

(1) Common share information reflects a 3 for 2 stock split effective December 1999.


                 BURR-BROWN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                          Apr. 1,    Dec. 31,
                                            2000        1999
                                        -----------  ---------
                                        (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents             $  399,448   $ 118,132
  Short-Term Investments                    31,671      45,189
  Trade Receivables                         67,585      66,068
  Inventories                               53,051      49,761
  Deferred Income Taxes                     10,340      10,073
  Other                                      9,110       9,133
                                        ----------   ---------
  Total Current Assets                     571,205     298,356


Land, Buildings and Equipment
  Land                                       5,206       5,210
  Buildings and Improvements                33,671      33,721
  Equipment                                184,111     179,628
                                        ----------   ---------
                                           222,988     218,559
  Less Accumulated Depreciation          (124,359)   (120,307)
                                        ----------   ---------
                                            98,629      98,252
Other Assets                                11,051       3,109
                                        -----------  ---------
                                        $   680,885  $ 399,717
                                        ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $    14,393  $  16,756
  Accounts Payable                           22,706     17,900
  Accrued Expenses                            5,556      4,229
  Accrued Employee Compensation and
    Payroll Taxes                             7,507      8,940
  Deferred Profit from Distributors          10,356     10,143
  Income Taxes Payable                       13,198      9,506
  Current Portion of Long-Term Debt           1,209      1,296
                                        -----------  ---------
  Total Current Liabilities                  74,925     68,770

Long-Term Debt                              251,720      2,053
Deferred Income Taxes                         5,092      4,995
Other Long-Term Liabilities                     656        681
Stockholders' Equity
  Preferred Stock                                -          -
  Common Stock                                  581        577
  Additional Paid-In Capital                116,414    108,865
  Retained Earnings                         249,491    230,995
  Accumulated Other Comprehensive Income      2,585      3,303
  Treasury Stock                           (20,579)   (20,522)
                                        -----------  ---------
                                            348,492    323,218
                                        -----------  ---------
                                        $   680,885  $ 399,717
                                        ===========  =========

See Notes to Consolidated Financial Statements.

                BURR-BROWN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                       (In thousands of dollars)

                                           Three Months Ended
                                           Apr. 1,     Apr. 3,
                                             2000        1999
                                           --------     --------
OPERATING ACTIVITIES:
Net Income                                 $ 18,497     $  7,464
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization               5,180        4,585
  Benefit from Deferred Income Taxes          (213)         (47)
  Increase (Decrease) in Deferred
   Profit from Distributors                     213      (1,623)
   Other                                         76          363
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Trade Receivables  (2,666)      (1,174)
  (Increase) Decrease in Inventories        (3,339)        1,086
  (Increase) Decrease in Other Assets       (1,219)        (837)
  Increase (Decrease) in Accounts Payable     5,030      (1,346)
  Increase (Decrease) in Accrued
   Expenses and Other Liabilities             7,936        2,190
                                           --------     --------
Net Cash Provided By Operating Activities    29,495       10,661

INVESTING ACTIVITIES:
Purchases of Investments                         -       (2,033)
Maturities of Investments                    13,537        3,552
Purchases of Land,Buildings and Equipment   (5,868)      (4,806)
                                           --------     --------
Net Cash Provided by (Used in) Investing
  Activities                                  7,669      (3,287)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
  Borrowings                                243,125           40
Payments on Short-Term and Long-Term
  Borrowings                                (2,175)        (299)
Proceeds from (Payments for) Capital
  Stock Activity, Net                         3,413      (3,992)
                                           --------     --------
Net Cash Provided By (Used In) Financing
  Activities                                244,363      (4,251)

Effect of Exchange Rate Changes               (211)        (912)
                                           --------     --------
Increase in Cash and Cash Equivalents       281,316        2,211

Cash and Cash Equivalents at Beginning
  of Year                                   118,132       72,427
                                           --------     --------
Cash and Cash Equivalents at End of
  Three Months                             $399,448     $ 74,638
                                           ========     ========

See Notes to Consolidated Financial Statements.

             BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE

The following table sets forth the shares used in the computation of basic and diluted earnings per share for the three months ended April 1, 2000 and April 3, 1999. References to share and per share amounts have been restated to reflect a three-for-two stock split declared December 2, 1999 and distributed on December 20, 1999, to shareholders of record on December 10, 1999.
Fractional shares were paid in cash to those stockholders whose shares on the record date were not evenly divisible by two.

                                     Apr. 1,         Apr. 3,
                                       2000            1999
                                    ---------       --------
Weighted average common shares
  outstanding                          55,816         55,038
Dilutive effect of stock options
  outstanding using the Treasury
  Stock Method                          4,789          2,334
                                    ---------       --------
Shares used in computed Diluted
  Earnings Per Share                   60,605         57,372
                                    =========       ========



3. DEBT

On February 24, 2000, the Company completed a private placement pursuant to SEC Rule 144 of $250,000 of 4 1/4 % Convertible Subordinated Notes due February 15, 2007 with semiannual interest payable on February 15 and August 15 of each year commencing August 15, 2000. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after the original purchase date, at a conversion price of $57.78 per share, subject to adjustment in certain events. The Company has agreed to register the Notes and the common stock issuable upon conversion of the Notes for sale by filing a registration statement with the SEC within 90 days after the offering. The net proceeds of the offering were approximately $243,000 after payment of placement discounts and expenses of the offering, which will be amortized over the term of the Notes. The proceeds have been invested primarily in interest bearing mutual funds and reported as cash equivalents on our balance sheet.

4.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended April 1, 2000 and April 3, 1999 are as follows:

                                 Apr. 1,        Apr. 3,
                                   2000          1999
                                ---------       --------
Net Income                      $  18,497       $  7,464
Unrealized (loss)/gain on cash
  flow hedges                       (125)            398
Unrealized gain/(loss) on
  investments                          15           (11)
Foreign currency translation
  adjustment                        (608)        (1,117)
                                ---------       --------
Comprehensive income            $  17,779       $  6,734
                                 ========       ========

The components of accumulated other comprehensive income, net of related tax, at April 1, 2000 and December 31, 1999 are as follows:

                                  Apr. 1,      Dec. 31,
                                    2000          1999
                                ---------       ---------
Unrealized (loss) on cash flow
  hedges                        $   (321)       $   (196)
Unrealized gain / (loss) on
  investments                          11             (4)
Foreign currency translation
  adjustment                        2,895           3,503
                                ---------       ---------
Accumulated other comprehensive
  income                        $   2,585       $   3,303
                                =========       =========


5. INVENTORIES


Inventories consist of the following:

                                  Apr. 1,     Dec. 31,
                                    2000         1999
                                ---------      --------
       Raw Materials            $   8,048      $  7,661
       Work-in-Process             32,556        30,543
       Finished Goods              12,447        11,557
                                ---------      --------
                                $  53,051      $ 49,761
                                 ========      ========


6. TAX RATE

The effective tax rate for 2000 is estimated to be approximately
29%. The Company's effective tax rate is lower than  the  U.S.
statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.

7. BUSINESS SEGMENT DATA

The Company has three reportable segments: North American (principally the United States), Far Eastern (principally Japan, but including Singapore beginning in 1999) and European (principally the United Kingdom, France, Germany, and Italy). Each of these segments derives revenue from the sale of the full array of the Company's product lines, although the Far Eastern segment has a higher concentration of sales from certain mixed signal products.

Segment information at and for the three months ended April 1, 2000 and April 3, 1999 is as follows:

                                 Apr. 1,         Apr. 3,
                                   2000            1999
                                ---------       ---------
Net Revenue:
 North American Operations:
  Unaffiliated customers        $  33,748       $  23,322
  Foreign unaffiliated
    customers                      18,066          11,641
  Consolidated subsidiaries        22,223          16,840
                                ---------       ---------
                                   74,037          51,803
 European Operations:
  Unaffiliated customers           11,344           7,969

 Far Eastern Operations:
  Unaffiliated customers           27,396          18,075
  Consolidated subsidiaries         7,236           4,251
                                ---------       ---------
                                   34,632          22,326

  Eliminations                   (29,459)        (21,091)
                                ---------       ---------
                                $  90,554       $  61,007
                                 ========       =========


                                 Apr. 1,        Apr. 3,
                                   2000           1999
                                ---------      --------
Income Before Income Taxes:
 North American Operations      $  19,133      $  9,083
 European Operations                1,053           470
 Far Eastern Operations             5,854           539
 Eliminations - primarily
   United States                       13           133
                                ---------      --------
                                $  26,053      $ 10,225
                                =========      ========

                                  Apr. 1,        Apr. 3,
                                    2000           1999
                                ---------      ---------
Identifiable Assets:
 North American Operations      $ 629,437      $ 297,729
 European Operations               18,078         23,448
 Far Eastern Operations            56,606         45,453
 Eliminations                    (23,236)       (28,043)
                                ---------      ---------
                                $ 680,885      $ 338,587
                                 ========      =========


8. FOREIGN CURRENCY CONTRACTS AND HEDGING ACTIVITIES

Due to the Company's significant international sales, both to unaffiliated customers and to its foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations on the future U.S. dollar value of its revenue, operating expense transactions, as well as the U.S. dollar value of its accounts receivable denominated in foreign currencies. For currencies other than the Japanese Yen, the Company mainly uses the natural hedges resulting from intercompany payables and expenses incurred in local currencies to dampen the effect of foreign currency fluctuations. Due to the significance of Japan to its consolidated operations, the Company uses foreign currency forward and purchased options contracts to hedge forecasted Yen denominated sales transactions and specific Yen dominated cost transactions and uses foreign currency forward contracts to hedge Yen denominated accounts receivable.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 4, 1998, the
first day of its fourth fiscal quarter in 1998.   At April 1,
2000, the Company's foreign currency contracts designated as cash flow hedges consisted of purchased options and forward contracts. These contracts had a notional value of $18,938 and hedged anticipated Japanese Yen denominated sales transactions. The Company assesses the effectiveness of its foreign currency purchased option and forward contracts using the spot rate and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expense, and
was immaterial in the three months ended April 1, 2000.   The
loss recorded as other comprehensive income on cash flow hedges amounted to $321 net of the deferred tax effect of $197. Such amounts will be reflected in the Company's income statements between April 2000 and September 2000 as the forecasted transactions occur. Gains on fair value hedges were reflected in other (income) expense, and were immaterial in the three months ended April 1, 2000. No contracts were designated as fair value hedges at April 1, 2000. Gains on fair value and cash flow hedges were immaterial to the three months ended April 3, 1999.

The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of April 1, 2000:

Foreign Currency Contracts-Japanese Yen

Foreign Currency Contracts    Notional            Fair Value
------------------------------------------------------------
Forward contracts             $ 13,426            $   (422)
Purchased option contracts       5,512                   -
                                ----------------------------
                              $ 18,938            $   (422)
                                ======              ========

             BURR-BROWN CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE. First quarter 2000 revenue was $90.6 million, the highest quarterly revenue in our history, compared to $61.0 million in the first quarter of 1999. This represents a 48.4% increase in revenue over the first quarter of 1999 and a 7.6% increase in revenue over the preceding fourth quarter of 1999. This marked the third consecutive quarter that the Company achieved record revenue. Revenue for all product lines increased relative to the first quarter of 1999. Strongest growth was achieved in our newer Communications, Audio and Video and Computer markets. Revenue from Communications increased 48.5% from the same period a year ago and 16.2% sequentially. Revenue for the Audio and Video market increased 65.7% from the same period a year ago and 11.4% sequentially. Revenue from the Computing market increased 76.2% from the same period a year ago. The Company has experienced broad-based demand across all its served markets and geographic regions.

GROSS MARGIN. Gross margin improved 150 basis points to 55% in the first quarter of 2000 from 53.5% in the fourth quarter of 1999. The gross margin percentage was 50.5% in the first quarter of 1999. This improvement was driven by the increase in revenues
discussed   above   combined   with  higher  factory utilization,
manufacturing cost  improvements and a  higher margin product mix
driven by   our  targeted  market  applications.  This  marks the
fourth consecutive quarter in which the Company has set a new record for gross margin as a percent of sales. It is the Company's intent to increase its penetration of high volume, fast growing, emerging applications. It is the Company's goal that this strategy, if successfully executed, will increase unit volumes, decrease aggregate average selling price and expand gross margins due to increased operating leverage.

RESEARCH AND DEVELOPMENT. Research and Development (R&D) expenses of 14.4% of revenue in the first quarter of 2000 were lower in percentage terms and higher in absolute dollars by $3.0 million than the first quarter of 1999. The lower percentage is primarily due to the increased revenues. The Company's strategy is to continue to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in Sales, Marketing, General & Administrative (SMG&A) expenses. Increases in R&D spending are the result of technical hiring and an increase in new product output.

SALES, MARKETING, GENERAL & ADMINISTRATIVE. SMG&A expenses continue to decline as a percentage of revenue. SMG&A expenses declined to 14.2% of revenue for the first quarter of 2000 from 14.8% during the fourth quarter and 18.2% in the first quarter of 1999. The sequential increases in SMG&A in absolute dollars is due to higher sales related costs and increased variable compensation expense.


OPERATING INCOME. First quarter operating income was $23.9 million or 26.4% of revenue, an increase of 21% over the previous quarter and 148% higher than the first quarter of 1999. This increase was due to higher revenues, improved gross margin and modest increases in operating expenses.


OTHER INCOME. Other income was $2.2 million for the first quarter of 2000, an increase of 260% over the first quarter of 1999. This was due primarily to an increase in interest income from higher levels of invested cash and equivalents. Cash and equivalents increased as a result of cash flow generated from operations and net interest earned on the proceeds from convertible notes that were issued during the quarter.

PROVISION FOR INCOME TAXES. The effective tax rate for 2000 is expected to be approximately 29%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits. The effective tax rate increased 2 percentage points over 1999 due to the expectation of higher earnings in Japan and reduced foreign sales corporation benefits.

NET INCOME. Net income for the first quarter of 2000 was a record $18.5 million or 20.4% of revenue. This represents an increase of 22% sequentially on a 7.6% increase in revenue from the fourth quarter of 1999 and 148% on a 48% increase in revenue above the same quarter a year ago. This marked the fourth consecutive quarter of record net income and the first time in the Company's history that its net income exceeded 20% of revenue. The increase in net income was a result of increased revenue, a higher margin product mix resulting in record gross margins, improved manufacturing efficiencies and continued SMG&A cost containment. The diluted earnings per share for the quarter were $.31 compared to $.13 for the first quarter of 1999 and $.26 in the preceding quarter.

LIQUIDITY AND CAPITAL RESOURCES

  Our cash, cash equivalents and investments increased by $267.8 million to $431.1 million as of April 1, 2000 from $163.3 million at December 31, 1999. The increase was primarily from the proceeds of a $250 million convertible note issuance and free cash flow from operations. The purpose of the financing was to increase the Company's financial flexibility as it pursues strategic purposes such as acquisitions and capacity expansions.

  Accounts receivable were $67.6 million at April 1, 2000, an increase of $1.5 million from $66.1 million at December 31, 1999. This small increase was a result of the higher levels of revenue. Days sales outstanding decreased by 2 days to 69 days at April 1, 2000 from 71 days at December 31, 1999. This improvement was due to increased shipment linearity and enhanced collection efforts.

  Inventories increased by $3.3 million, or 6.6%, to $53.1 million at April 1, 2000 from $49.8 million at December 31, 1999. This increase is due primarily to steps performed by the Company to insure a source of supply in this very strong demand environment. The increase is almost exclusively in products procured from external wafer foundries in anticipation of higher
revenue in the remaining quarters of the year.     Inventory
turns in the first quarter of 2000 were approximately 3.1, up from 2.4 in the same period in 1999.

  Net deferred tax assets were essentially flat at $5.2 million at April 1, 2000, compared to $5.1 million at December 31, 1999. Accounts payable and accrued expenses increased by $4.7 million, or 15.1%, to $35.8 million at April 1, 2000 as compared to $31.1 million at December 31, 1999, due primarily to a higher level of manufacturing activity. Deferred income remained essentially flat as compared to December 31, 1999 reflecting stable distributor inventories.

  Capital expenditures have totaled $5.9 million thus far for 2000. Significant portions of the capital expenditures were for test capacity expansion given recent unit volume increases. We expect to make approximately $30-35 million of additional capital expenditures during the remainder of 2000.

  At April 1, 2000, total debt was $267.3 million, of which $252.9 million was term debt. This represents a $247.2 million increase in total debt over 1999. Term debt of $252.9 million is 94.6% of total debt. On February 24, 2000, the Company issued $250 million of convertible notes with a seven-year term, representing 93.5% of total debt. Debt issued in connection with our foreign operations was $2.9 million and is 1.1% of total debt, and represents interest rate arbitrage in Japan. In addition credit facilities
of   approximately  $42.8  million,  including  overdraft  credit facilities with both domestic and international banks, were available to us at April 1, 2000, of which approximately $14.4 million, or 33.6%, was utilized, representing 5.4% of total debt.

  Our current ratio improved to 7.62 at April 1, 2000, from 4.34 at December 31, 1999. Current ratio improvement was primarily due to increases in cash and investments resulting from the convertible note issuance and free cash flow generated from operations. Our debt-to-equity ratio increased in the first quarter of 2000 to .77 from .06 at December 31, 1999 as a result of the convertible note issuance.


  We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities will be adequate to meet our operating and capital requirements and obligations for at least the next 12 months, while also providing the necessary funds to pursue strategic purposes such as strategic acquisitions and major capacity expansions.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

  In addition to historical information, this Form 10-Q contains statements relating to our future expectations. These statements include certain projections of revenues, expense levels, R&D investments and the results thereof, our ability to increase and maintain favorable product mix and profit margins, and business trends which are "forward-looking." The words "believe,"
"expect," "intend," "anticipate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements also include express or implied statements with respect to the growth of the semiconductor market, the growth of the communication, computing and consumer markets, the introduction of new products, the ability to develop application specific products with customers, the demand for analog and mixed signal products, competitive advantages resulting from our pool of experienced analog designers, the life cycle of our customers' products, our ability to access working capital, our anticipated capital expenditures, the success of cost reduction strategies, the impact of foreign currency fluctuations, our product pricing levels and the impact of litigation on our business. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

  Actual results may differ materially from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described in
Exhibit 99, "Risk Factors," to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as well as those set forth below and those detailed from time to time in our filings with the SEC or other public announcements:

* fluctuations in manufacturing, assembly and test yields;

* the availability and pricing of wafer supplies;

* availability and utilization of manufacturing capacity;

* retention and recruitment of key management and technical personnel;

* successful development and timely introduction of new products;

* demand for and market acceptance of new and existing products;

* product obsolescence;

* global and market conditions, including, without limitation, the cyclical nature of the semiconductor industry and the markets related to our and our customers' products;

* pricing pressures and other competitive factors;

* changes in product mix;

* our ability to develop and implement new technologies and to obtain protection of the related intellectual property;

* our labor relations and those of our customers and suppliers;

* our successful integration of potential acquisitions;

* risks related to our international business operations; and

* other risks and uncertainties.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

MARKET RISKS: The Company is exposed to certain financial market risks, principally changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS: The Company's interest rate risk primarily relates to its investments and debt held at April 1, 2000. The Company's cash equivalents and short-term investments had a fair value of $417.1 million with a weighted yield of 6.07%. We held no long-term investments at April 1, 2000. It is the objective of the Company to concentrate investments in tax advantaged securities to maximize after tax return.

The Company's debt at April 1, 2000 was $267.3 million, of which 93.5% relates to a fixed rate debt obligation. An increase in interest rates would not significantly increase interest expense due to the fixed nature of this obligation.

FOREIGN CURRENCY RISKS: International markets account for a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. These contracts have historically been in three currencies, Japanese Yen, British Pounds and German Marks, although such contracts have been exclusively in Japanese Yen in 1998 and 1999 and thus far in 2000. The following summarizes the foreign currency forward and option contracts, which settle between April 2000 and September 2000, in effect at April 1, 2000:

                        Notional        Weighted      Fair
                        Amount          Ave. Rate     Value
                        ----------------------------------------
Japanese Yen Forward
  Contracts             $13,426,000     106.06        $(422,000)
Japanese Yen Option
  Contracts               5,512,000     108.87              ---
________________________________________________________________
     Total              $18,938,000                   $(422,000)
                        ========================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits


      27.Financial Data Schedule.

b. Reports on Form 8-K: The Company filed a Report on Form 8-K on February 25, 2000 relating to its private placement of $250 million of 4 1/4 percent Convertible Subordinated Notes due 2007.



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


     Date:   May 16, 2000
             ------------