Form 10-Q
period 2000-08-15
BURR BROWN CORP
filed 2000-08-15
CIK 715577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
 ------   Securities Exchange Act of 1934

                    For the quarterly period ended July 1, 2000

                               or

 ------         Transition Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934

                 Commission File Number 0-11438

                     BURR-BROWN CORPORATION
          ---------------------------------------------
     (Exact name of registrant as specified in its charter)

    Delaware                                      86-0445468
--------------                                -------------------
(State of Incorporation)                  (IRS Employer I.D. No.)

                   6730 South Tucson Boulevard
                        Tucson, Arizona 85706
                  ----------------------------
            (Address of principle executive offices)

                           (520) 746-1111
                   --------------------------
                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No
                            -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury, as of the close of the period covered by this report.

As of July 1, 2000, there were 56,539,780 Shares of Common Stock,
                   $0.01 par value outstanding

            BURR-BROWN CORPORATION AND SUBSIDIARIES

                             INDEX
                             ------

PART I.  FINANCIAL INFORMATION                               Page #
-------------------------------                              ------
Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Income, Three and Six
          Months  Ended  July 1, 2000,  and  July  3,  1999      3

          Consolidated Balance Sheets, July 1, 2000,
          and December 31, 1999                                  4

          Consolidated Statements of Cash Flows, Six
          Months Ended July 1, 2000, and July 3, 1999            5

          Notes to Consolidated Financial Statements             6

Item 2  Management's Discussion and Analysis of Financial
        Condition  and  Results  of  Operations                  9

Item 3  Quantitative and Qualitative Disclosure
        of Market Risk                                          13


PART II.  OTHER INFORMATION
---------------------------

Item 6  Exhibits  and  Reports  on  Form   8-K                  14


     SIGNATURES
     -----------
          Signature Page                                        14

PART I. FINANCIAL INFORMATION
-----------------------------


              BURR-BROWN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
              (In thousands except per share amounts)


                          Three Months Ended   Six Months Ended

                          Jul. 1,  Jul. 3,     Jul. 1,   Jul. 3,
                            2000     1999       2000      1999
                          -------- -------     -------   -------
Net Revenue               $103,515  $68,210   $194,069   $129,217
Cost of Goods Sold          44,525   32,643     85,285     62,871
                          --------  -------   --------   --------
Gross Margin                58,990   35,567    108,784     66,346
% of revenue                 57.0%    52.1%      56.1%      51.3%
Expenses:
Research & Development      14,798   10,426     27,869     20,489
% of revenue                   14%      15%        14%        16%
Sales, Marketing, General
 and Administrative         13,545   11,671     26,375     22,762
% of revenue                   13%      17%        14%        18%
                          --------  -------   --------   --------
Total Operating Expenses    28,343   22,097     54,244     43,251
% of revenue                   27%      32%        28%        33%
Income from Operations      30,647   13,470     54,540     23,095
% of revenue                   30%      20%        28%        18%
Interest Expense             2,787      114      4,014        231
Other (Income) Expense     (4,969)    (760)    (8,356)    (1,477)
                          --------  -------   --------   --------
Income Before Income Taxes  32,829   14,116     58,882     24,341
% of revenue                   32%      21%        30%        19%
Provision for Income Taxes   9,521    3,811     17,077      6,572
Effective Tax Rate             29%      27%        29%        27%
                          --------  -------   --------   --------
Net Income                $ 23,308  $10,305    $41,805   $ 17,769
% of revenue                   23%      15%        22%        14%
                          ========  =======   ========   ========
Basic Earnings per Common
 Share                    $   0.41  $  0.19    $  0.75   $   0.32
                          ========  =======   ========   ========
Shares used in basic per                    (1)                  (1)
 share calculation          56,255   55,160     56,036     55,100
                          ========  =======   ========   ========

Diluted Earnings per Common
 Share                    $   0.38  $  0.18   $   0.68   $   0.31
                          ========  =======   ========   ========
Shares used in diluted per                 (1)                   (1)
 share calculation          61,496   58,321     61,072     57,869
                          ========  =======   ========   ========




See Notes to Consolidated Financial Statements.

(1) Common share information reflects a 3 for 2 stock split effective December 1999.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (In thousands of dollars)


                                           Jul. 1,     Dec. 31,
                                             2000         1999
                                         ----------    --------
                                         (Unaudited)
ASSETS
Current Assets
 Cash and Cash Equivalents               $   262,315    $ 118,132
 Short-Term Investments                      174,289       45,189
 Trade Receivables                            74,663       66,068
 Inventories                                  54,950       49,761
 Deferred Income Taxes                        10,461       10,073
 Other                                        10,158        9,133
                                         -----------    ---------
 Total Current Assets                        586,836      298,356

Long-term Investments                         12,055
Land, Buildings and Equipment
 Land                                          5,189        5,210
 Buildings and Improvements                   33,656       33,721
 Equipment                                   187,180      179,628
                                         -----------    ---------
                                             226,025      218,559
 Less Accumulated Depreciation             (128,803)    (120,307)
                                         -----------    ---------
                                              97,222       98,252
Other Assets                                  20,517        3,109
                                         -----------    ---------
                                         $   716,630    $ 399,717
                                         ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes Payable                           $    17,221    $  16,756
 Accounts Payable                             22,666       17,900
 Accrued Expenses                              9,322        4,229
 Accrued Employee Compensation and
  Payroll Taxes                               11,699        8,940
 Deferred Profit from Distributors            13,090       10,143
 Income Taxes Payable                            840        9,506
 Current Portion of Long-Term Debt             1,120        1,296
                                          ----------    ---------
 Total Current Liabilities                    75,958       68,770

Long-Term Debt                               251,498        2,053
Deferred Income Taxes                          3,447        4,995
Other Long-Term Liabilities                      651          681
Stockholders' Equity
 Preferred Stock                                  -            -
 Common Stock                                    586          577
 Additional Paid-In Capital                  129,840      108,865
 Retained Earnings                           272,799      230,995
 Accumulated Other Comprehensive Income        2,491        3,303
 Treasury Stock                             (20,640)     (20,522)
                                         -----------    ---------
                                             385,076      323,218
                                         -----------    ---------
                                         $   716,630    $ 399,717
                                         ===========    =========

See Notes to Consolidated Financial Statements.


                BURR-BROWN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       (In thousands of dollars)

                                             Six Months Ended
                                            Jul. 1,      Jul. 3,
                                             2000         1999
                                          ---------    ---------
OPERATING ACTIVITIES:
Net Income                                $  41,805    $  17,769

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
 Depreciation and Amortization               10,345        9,167
 Benefit from Deferred Income Taxes         (3,095)           23
 Increase (Decrease) in Deferred Profit
   from Distributors                          2,947         (61)
 Other                                         (91)          319
Changes in Operating Assets and
  Liabilities:
 (Increase) Decrease in Trade Receivables   (9,558)      (7,382)
 (Increase) Decrease in Inventories         (5,202)          524
 (Increase) Decrease in Other Assets        (1,757)        (349)
 Increase (Decrease) in Accounts Payable      4,996         (66)
 Increase (Decrease) in Accrued Expenses
   and Other Liabilities                     15,170        3,527
                                          ---------    ---------

Net Cash Provided By Operating Activities    55,560       23,471

INVESTING ACTIVITIES:
Purchases of Investments                  (183,466)      (4,238)
Maturities of Investments                    32,154       11,779
Purchases of Land, Buildings and
  Equipment                                 (9,757)      (9,943)
                                          ---------    ---------

Net Cash Used in Investing Activities     (161,069)      (2,402)

FINANCING ACTIVITIES:
Proceeds from Short-Term and Long-Term
  Borrowings                                244,018
Payments on Short-Term and Long-Term
  Borrowings                                  (633)        (651)
Proceeds from (Payments for) Capital
  Stock Activity, Net                         6,453        (804)
                                          ---------    ---------
Net Cash Provided By (Used In) Financing
  Activities                                249,838      (1,455)

Effect of Exchange Rate Changes               (146)        (918)
                                          ---------    ---------
Increase in Cash and Cash Equivalents       144,183       18,696

Cash and Cash Equivalents at Beginning of
  Year                                      118,132       72,427
                                          ---------    ---------

Cash and Cash Equivalents at End of Six
  Months                                 $  262,315    $  91,123
                                         ==========    =========


See Notes to Consolidated Financial Statements.


             BURR-BROWN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            (In thousands except per share amounts)

1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 1, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE
---------------------
The following table sets forth the shares used in the computation of basic and diluted earnings per share for the three and six months ended July 1, 2000 and July 3, 1999. References to share and per share amounts have been restated to reflect a three-for-two stock split declared December 2, 1999 and distributed on December 20, 1999, to shareholders of record on December 10, 1999. Fractional shares were paid in cash to those stockholders whose shares on the record date were not evenly divisible by two.

                                 Three Months           Six Months
                                    Ended                 Ended

                                 Jul. 1,    Jul.3,     Jul.1,   Jul.3,
                                  2000       1999       2000     1999
                                 -------   ------      ------   ------
Weighted average common shares
  outstanding                     56,255   55,160      56,036   55,100
Dilutive effect of stock options
outstanding
Using the Treasury Stock Method    5,241    3,161       5,036    2,769
                                 -------   ------      ------   ------
Shares used in computed Diluted
  Earnings Per Share              61,496   58,321      61,072   57,869

                                 =======   ======      ======   ======




3.   DEBT
---------
On February 24, 2000, the Company completed a private placement pursuant to SEC Rule 144 of $250,000 of 4 1/4% Convertible Subordinated Notes due February 15, 2007 with semiannual interest payable on February 15 and August 15 of each year commencing August 15, 2000. The Notes are convertible, at the option of the holder, into the Company's common stock at any time after the original purchase date, at a conversion price of $57.78 per share, subject to adjustment in certain events. The Company has registered the Notes and the common stock issuable upon conversion of the Notes held by requesting securityholders. The net proceeds of the offering were approximately $243,000 after payment of placement discounts and expenses of the offering, which will be amortized over the term of the Notes. The proceeds have been invested primarily in interest bearing mutual funds and reported as cash equivalents, short-term investments and long-term investments on our balance sheet.

4.  COMPREHENSIVE INCOME
------------------------
The components of comprehensive income, net of related tax, for the three months ended July 1, 2000 and July 3, 1999 are as follows:

                                      Jul. 1,        Jul. 3,
                                       2000           1999
                                    ---------      ---------
Net Income                         $   23,308      $  10,305
Unrealized gain/(loss) on cash
  flow hedges                             215          (254)
Unrealized gain/(loss) on
  investments                           (106)           (66)
Foreign currency translation
  adjustment                            (203)          (255)
                                   ----------      ---------

Comprehensive income               $   23,214     $    9,730
                                   ==========     ==========

The components of comprehensive income, net of related tax, for the six months ended July 1, 2000 and July 3, 1999 are as follows:

                                  Jul. 1,         Jul. 3,
                                   2000            1999
                                ----------      ---------
Net Income                      $   41,805      $  17,769
Unrealized gain on cash flow
  hedges                                90            144
Unrealized (loss) on
  investments                         (91)           (77)
Foreign currency translation
  adjustment                         (811)        (1,372)
                                ----------      ---------
Comprehensive income            $   40,993      $  16,464
                                ==========      =========


The components of accumulated other comprehensive income, net of related tax, at July 1, 2000 and December 31, 1999 are as follows:

                                  Jul. 1,         Dec. 31,
                                    2000            1999
                                ----------      ---------
Unrealized (loss) on cash flow
  hedges                        $    (106)      $   (196)
Unrealized (loss) on
  investments                         (95)            (4)
Foreign currency translation
  adjustment                         2,692          3,503
                                ----------      ---------
Accumulated other comprehensive
  income                        $    2,491      $   3,303
                                ==========      =========


5. INVENTORIES
---------------

Inventories consist of the following:


                                  Jul. 1,         Dec.31,
                                   2000            1999
                                ----------      ---------
       Raw Materials            $    7,996      $   7,661
       Work-in-Process              33,105         30,543
       Finished Goods               13,849         11,557
                                ----------      ---------
                                $   54,950      $  49,761
                                ==========      =========


6. TAX RATE
------------

The Company's effective tax rate for 2000 is estimated to be approximately 29%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits.

7. BUSINESS SEGMENT DATA
------------------------

The Company has three reportable segments: North American (principally the United States), Far Eastern (principally Japan, but including Singapore beginning in 1998), and European (principally the United Kingdom, France, Germany, and Italy). Revenue is derived in each of these segments from the sale of the full array of the Company's product lines, although the Far Eastern segment has a higher concentration of sales from certain mixed signal products.

Segment information for the three and six months ended July 1, 2000 and July 3, 1999 is as follows:


                            Three Months Ended    Six Months Ended

                             Jul. 1,   Jul. 3,    Jul. 1,    Jul. 3,
                              2000      1999       2000       1999
                            --------   --------  --------   --------
Net Revenue:
 North American Operations:
  Unaffiliated customers    $ 42,219   $ 30,022    $75,967   $53,344
  Foreign unaffiliated
    customers                 18,876     10,328     36,942    21,969
  Consolidated subsidiaries   27,639     15,463     49,862    32,303
                            --------   --------   --------   -------
                              88,734     55,813    162,771   107,616
European Operations:
  Unaffiliated customers      12,130      8,152     23,474    16,120

Far Eastern Operations:
  Unaffiliated customers      30,290     19,698     57,686    37,773
  Consolidated subsidiaries    9,077      6,190     16,313    10,441
                            --------   --------   --------  --------
                              39,367     25,888     73,999    48,214
  Eliminations              (36,716)   (21,643)   (66,175)  (42,733)
                            --------   --------   --------  --------
                            $103,515   $ 68,210   $194,069  $129,217
                            ========   ========   ========  ========


                            Three Months Ended    Six Months Ended
                             Jul. 1,   Jul. 3,     Jul. 1,  Jul. 3,
                              2000      1999        2000      1999
                            --------  --------    --------  --------
Income (Loss) Before Income Taxes:
 North American Operations  $ 43,544  $ 19,030    $ 62,677  $ 28,112
 European Operations             978       545       2,031     1,015
 Far Eastern Operations        6,672     3,492      12,526     4,032
  Eliminations -  primarily
    United States           (18,365)   (8,951)    (18,352)   (8,818)
                            --------  --------    --------  --------
                            $ 32,829  $ 14,116    $ 58,882  $ 24,341
                            ========  ========    ========  ========


                            Jul. 1,     Jul. 3,
Identifiable Assets:         2000        1999
                           ---------   --------
 North American Operations  $676,798   $317,547
 European Operations          19,362     15,492
 Far Eastern Operations       49,477     44,846
 Eliminations               (29,007)   (22,835)
                            --------   --------
                            $716,630   $355,050
                            ========   ========



8. FOREIGN CURRENCY CONTRACTS AND HEDGING ACTIVITIES
----------------------------------------------------

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

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 4, 1998, the
first day of its fourth fiscal quarter in 1998.   At July 1,
2000, the Company's foreign currency contracts designated as cash flow hedges consisted of purchased options and forward contracts. These contracts had a notional value of $9,545 and hedged anticipated Japanese Yen denominated sales transactions. The Company assesses the effectiveness of its foreign currency purchased option and forward contracts using the spot rate and views the option premium as the inherently ineffective portion of its purchased option contracts. The ineffectiveness resulting from such contracts is reflected in other (income) expense, and was immaterial in the three and six months ended July 1, 2000. The loss recorded as other comprehensive income on cash flow hedges amounted to $106 net of the deferred tax effect of $65. Such amounts will be reflected in the Company's income statements between July 2000 and September 2000 as the forecasted transactions occur. No fair value hedges matured during the second quarter and no contracts were designated as fair value hedges at July 1, 2000. Gains on cash flow hedges were immaterial to the three and six months ended July 1, 2000.

The following table presents the gross notional amounts of these foreign currency contracts and their fair value (based on prices or forward rates quoted by dealers) as of July 1, 2000:

Foreign Currency Contracts-Japanese Yen

Foreign Currency Contracts         Notional       Fair Value
-------------------------------------------------------------
Forward contracts             $   6,767           $     (18)
Purchased option contracts        2,778                   -
                              -------------------------------
                              $   9,545           $     (18)
                              =========           ===========

9. PROPOSED MERGER
------------------

On June 21, 2000, The Company announced that it had entered into a definitive agreement and plan of merger to be acquired by Texas Instruments Incorporated ("TI"). Under the terms of the transaction, Burr-Brown will become a wholly owned subsidiary of TI and each share of Burr-Brown common stock outstanding will be exchanged for 1.3 shares of TI common stock. Similar adjustments will be made to the shares of Burr-Brown stock issuable under options and convertible notes. The transaction was valued at approximately $7.6 billion based upon TI's stock price at the time of announcement. The transaction is intended to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of shares under IRS regulations. The transaction has been approved by the boards of directors of both companies and is subject to approval by Burr-Brown's stockholders. The joint proxy statement/prospectus of Burr-Brown and TI has been declared effective by the SEC, and proxy materials were mailed to stockholders on or about July 25, 2000. In addition, the U.S. Federal Trade Commission granted early termination of the waiting period for antitrust review of the proposed merger under the Hart-Scott-Rodino Act and the German Federal Cartel Office has rendered a decision clearing the proposed transaction under the Act against Restraints of Competition of 1958 (as amended). Burr-Brown will hold a special meeting of its stockholders on August 24, 2000 for stockholders of record on July 19, 2000 to vote on the merger. If stockholder approval is obtained, the merger is expected to close shortly thereafter.


ITEM 2.
                BURR-BROWN CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

REVENUE. Second quarter 2000 revenue was $103.5 million, the highest quarterly revenue in our history, compared to $68.2 million  in the second quarter of 1999. This represents  a  51.8%
increase in revenue over the second quarter of 1999 and a 14.3% increase in revenue over the preceding first quarter of 2000. This marked the fourth consecutive quarter that the Company achieved record revenue. Revenue for all product lines increased relative to the second quarter of 1999. Strongest growth was achieved in our newer Communications, Audio and Video and Computer markets. Revenue from Communications increased 73% from the same period a year ago and 53.3% sequentially. Revenue from the Computing market increased 167.3% from the same period a year ago and 34.7% sequentially. Revenue for the Audio and Video market increased 48.2% from the same period a year ago. The Company has experienced broad-based demand across all its served markets and geographic regions.

GROSS MARGIN. Gross margin improved 200 basis points to 57.0% in the second quarter of 2000 from 55.0% in the first quarter of
2000.    Gross margin  was 52.1% of revenue in the second quarter
of  1999.  This improvement was driven by the increase in revenue
discussed   above  combined  with  higher  factory   utilization,
manufacturing cost improvements and a higher margin product mix driven by our targeted market applications. This marks the sixth consecutive quarter in which the Company has set a new record for gross margin as a percent of sales. It is the Company's intent to increase its penetration of high volume, fast growing, emerging applications. It is the Company's goal that this strategy, if successfully executed, will increase unit volumes, decrease aggregate average selling price and expand gross margins due to increased operating leverage.

RESEARCH AND DEVELOPMENT. Research and Development (R&D) expenses of 14.3% of revenue in the second quarter of 2000 were lower in percentage terms and higher in absolute dollars by $4.4 million than the second quarter of 1999. The lower percentage is primarily due to the increased revenues. The Company's strategy is to continue to maintain a substantial level of R&D investment as the primary driver of revenue growth while constraining growth in Sales, Marketing, General & Administrative (SMG&A) expenses. Increases in R&D spending were the result of technical hiring and an increase in new product output.

SALES, MARKETING, GENERAL & ADMINISTRATIVE. SMG&A expenses continue to decline as a percentage of revenue. SMG&A expenses declined to 13.1% of revenue for the second quarter of 2000 from 14.2% during the first quarter and 17.1% in the second quarter of 1999. The sequential increases in SMG&A in absolute dollars is due to higher sales related costs and increased variable compensation expense.

OPERATING INCOME. Second quarter operating income was a record $30.6 million, or 29.6% of revenue, an increase of 28.3% over the previous quarter and 127.5% higher than the second quarter of 1999. This increase was due to higher revenues, improved gross margin and modest increases in operating expenses.

OTHER INCOME. Other income was $2.2 million for the second quarter of 2000, an increase of 237.8% over the second quarter of 1999. This was due primarily to an increase in interest income from higher levels of invested cash and equivalents. Cash and equivalents increased as a result of cash flow generated from operations and net interest earned on the proceeds from convertible notes that were issued during the first quarter of 2000.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for 2000 is expected to be approximately 29%. The Company's effective tax rate is lower than the U.S. statutory rate due to expected benefits from tax exempt investment income, a foreign sales corporation, and tax credits. The effective tax rate increased 2 percentage points over 1999 due to the expectation of higher earnings in Japan and reduced foreign sales corporation benefits.

NET INCOME. Net income for the second quarter of 2000 was a record $23.3 million or 22.5% of revenue. This represents an increase of 26% sequentially on a 14.3% increase in revenue from the first quarter and 126.2% on a 51.8% increase in revenue above the same quarter a year ago. This marked the fifth consecutive quarter of record net income and the second time in the Company's history that its net income exceeded 20% of revenue. The increase in net income was a result of increased revenue, a higher margin product mix resulting in record gross margins, improved manufacturing efficiencies and continued SMG&A cost containment. The diluted earnings per share for the quarter were $.38 compared to $.18 for the second quarter of 1999 and $.31 in the preceding quarter.

On June 21, 2000 Burr-Brown and Texas Instruments Incorporated entered into a merger agreement by which Burr-Brown will become a wholly owned subsidiary of Texas Instruments and each share of Burr-Brown stock will be exchanged for 1.3 shares of Texas Instruments stock. The merger is expected to close in the third
quarter of this year.   Through the end of the second quarter,
Burr-Brown had incurred approximately $0.9 million of acquisition related costs. These costs primarily consisted of fees for external auditors, legal counsel, and financial advisors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Our cash, cash equivalents and investments increased by $285.3 million to $448.7 million as of July 1, 2000 from $163.3 million at December 31, 1999.

  During the second quarter, Burr-Brown invested $10 million for an approximately 19.9% ownership in BethelTronix, a California company that develops and markets highly integrated radio frequency integrated circuits for use in GSM, GPS and consumer wireless products.

  Accounts receivable were $74.7 million at July 1, 2000, an increase of $8.6 million from $66.1 million at December 31, 1999. This increase was a result of the higher levels of revenue. Days sales outstanding decreased by 5 days to 66 days at July 1, 2000 from 71 days at December 31, 1999. This improvement was due to increased shipment linearity and enhanced collection efforts.

  Inventories increased by $5.2 million, or 10.4%, to $55.0 million at July 1, 2000 from $49.8 million at December 31, 1999. This increase is due primarily to steps performed by the Company to insure a source of supply in this very strong demand environment. The increase is almost exclusively in products procured from external wafer foundries in anticipation of higher revenue in the remaining quarters of the year. Inventory turns in the second quarter of 2000 were approximately 3.2, up from 2.5 in the same period in 1999.

  Net deferred tax assets were up $1.9 million to $7.0 million at July 1, 2000, compared to $5.1 million at December 31, 1999. Accounts payable and accrued expenses increased by $12.6 million, or 40.6%, to $43.7 million at July 1, 2000 as compared to $31.1 million at December 31, 1999, due primarily to a higher level of manufacturing activity. Deferred income was at $13.8 million, up $3.6 million from December 31, 1999. This was primarily a result of the Company's distributors carrying a higher level of inventory as a result of revenue increases.

  Capital expenditures have totaled $9.8 million through July 1, 2000. Significant portions of the capital expenditures were for test capacity expansion given recent unit volume increases. We expect to make approximately $40-45 million of additional capital expenditures during the remainder of 2000.

  At July 1, 2000, total debt was $269.8 million, of which $252.6 million was term debt. This represents a $249.7 million increase in total debt over 1999. Term debt of $252.6 million is 93.6% of total debt. On February 24, 2000, the Company issued $250 million of 4 1/4% convertible notes with a seven-year term, representing 92.7% of total debt. Term debt issued in connection with our foreign operations at July 1, 2000 was $2.6 million and is 1.0% of total debt, and represents interest rate arbitrage in Japan. In addition credit facilities of approximately $42.8 million, including overdraft credit facilities with both domestic and international banks, were available to us at July 1, 2000, of which approximately $17.2 million, or 40.2%, was utilized, representing 6.4% of total debt.

  Our current ratio improved to 7.73 at July 1, 2000, from 4.34 at December 31, 1999. Current ratio improvement was primarily due to increases in cash and investments resulting from the convertible note issuance and free cash flow generated from operations. Our debt-to-equity ratio increased in the second quarter of 2000 to .70 from .06 at December 31, 1999 as a result of the convertible note issuance.

  We believe that our existing liquid resources, expected cash generated from operations and existing credit facilities will be adequate to meet our operating and capital requirements and obligations for at least the next 12 months, while also providing the necessary funds to pursue strategic purposes such as capacity expansions.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
--------------------------------------------

  In addition to historical information, this Form 10-Q contains statements relating to our future expectations. These statements include certain projections of revenues, expense levels, R&D investments and the results thereof, our ability to increase and maintain favorable product mix and profit margins, and business trends which are "forward-looking," as well as statements
concerning our proposed merger with Texas Instruments.   The
words "believe," "expect," "intend," "anticipate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements also include express or implied statements with respect to the growth of the semiconductor market, the growth of the communication, computing and consumer markets, the introduction of new products, the ability to develop application specific products with customers, the demand for analog and mixed signal products, competitive advantages resulting from our pool of experienced analog designers, the life cycle of our customers' products, our ability to access working capital, our anticipated capital expenditures, the success of cost reduction strategies, the impact of foreign currency fluctuations, our product pricing levels and the impact of litigation on our business. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

*  risks related to our international business operations; and

*  other risks and uncertainties.

We also face risks relating to the proposed TI merger.

     On June 21, 2000, we executed a merger agreement with TI. Under the terms of the agreement, each outstanding share of Burr-Brown common stock will be exchanged for 1.3 shares of TI common stock. The announcement of the proposed merger may have a negative impact on our ability to attract and retain employees and customers and maintain relationships with third parties. For example, our employees may experience uncertainty about their future role with TI.

     If the merger is successfully completed, holders of Burr-Brown common stock will become holders of TI's common stock.
TI's business differs somewhat from our business, and TI's results of operations as well as the price of TI's common stock may be affected by factors different than those affecting our results of operations and the price of our common stock before the merger. For further information on TI's business and certain factors to consider in connection with the proposed merger and TI's business, please see TI's Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 1999 and TI's Form S-4 and S-4/A filed on July 7 and July 20, respectively - all of which may be accessed through the SEC's EDGAR filings on their website at www.sec.gov.

     If the merger is completed, our stockholders will receive a fixed number of shares of TI common stock despite changes in the market value of our common stock or TI's common stock. The 1:1.3 ratio of our common stock to TI common stock is a fixed number and will not be adjusted in the event of any increase or decrease in the price of TI common stock or our common stock, except with respect to stock dividends, splits, and similar events, as specifically set forth in the merger agreement. The prices of TI common stock and our common stock have varied, and may continue to vary until the closing of the proposed merger, from their respective prices on the date the merger agreement was signed and publicly announced. These prices may vary because of the changes in the business, operations or prospects of TI or Burr-Brown, market assessments of the merger, the prospects of post-merger operations, general market and economic conditions as well as other factors.

     Our failure to complete the proposed merger with TI could adversely affect our stock price and future business and operations.

     The merger is subject to approval by our stockholders and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, Burr-Brown may be subject to a number of material risks, including the following:

* Burr-Brown may be required to pay TI a termination fee in certain circumstances detailed in the merger agreement;

* the price of Burr-Brown's common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the proposed merger will be completed; and

* our costs related to the proposed merger, such as legal, accounting, and financial advisory fees must be paid by us, even if the merger is not completed.

In addition, in the event that the merger is not completed and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with TI.

     If the merger is completed, achieving the anticipated benefits of the proposed acquisition of our company by TI is dependent in part upon successful integration of the two companies' products and technologies, research and development activities, sales and marketing, and administrative organizations. This may not occur. Also, the integration process may divert management attention from day-to-day business. Failure to successfully accomplish integration could materially harm the business, financial condition or results of operations of the combined company.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
--------------------------------------------------------------

MARKET RISKS: The Company is exposed to certain financial market risks, principally changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS: The Company's interest rate risk primarily relates to its investments and debt held at July 1, 2000. The Company's cash equivalents and short-term investments had a fair value of $428.2 million with a weighted yield of 5.81% and long-term investments of $12.1 million with a weighted yield of 6.45% at July 1, 2000. It is the objective of the Company to concentrate investments in tax advantaged securities to maximize after tax return.

The Company's debt at July 1, 2000 was $269.8 million, of which 92.7% relates to a fixed rate debt obligation. An increase in interest rates would not significantly increase interest expense due to the fixed nature of this obligation.

FOREIGN CURRENCY RISKS: International markets account for a majority of the Company's revenue. The resulting transactions have exchange rate fluctuation risk associated with them. The Company acts to minimize the impact of foreign currency exchange rate transactions through natural hedges afforded by its significant foreign operations and through the use of financial hedges in the form of forward contracts and option contracts. These contracts have historically been in three currencies, Japanese Yen, British Pounds and German Marks, although such contracts have been exclusively in Japanese Yen in 1998 and 1999 and thus far in 2000. The following summarizes the foreign currency forward and option contracts, which settle between July 2000 and September 2000, in effect at July 1, 2000:

                         Notional       Weighted
                         Amount         Ave. Rate     Fair Value
                         ---------------------------------------

Japanese Yen Forward
 Contracts               $  6,766,614   105.22       $ ( 18,008)
Japanese Yen Option
 Contracts                  2,778,035   107.99              --
----------------------------------------------------------------
     Total               $  9,544,649                $ ( 18,008)
                         =======================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 a.     Exhibits


      27.  Financial Data Schedule.

b. Reports on Form 8-K: The Company filed a Report on Form 8-K on June 22, 2000 relating to its plan of merger with Texas
     Instruments Incorporated.






SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BURR-BROWN CORPORATION
     ----------------------
     Registrant

By:  J. SCOTT BLOUIN
     -----------------------
     J. Scott Blouin
     Chief Financial Officer
     Principal Accounting Officer


     Date:   August 15, 2000
             ---------------